Form 10-Q/A
period 1996-03-31
SUMMIT CARE CORP
filed 1996-06-25
CIK 875192

SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

                               FORM 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the period ended March 31, 1996

                                  OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from:

    Commission file number 0-19411

                        SUMMIT CARE CORPORATION
        (Exact name of Registrant as specified in its charter)

               California                                95-3656297
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)

                        2600 W. Magnolia Blvd.
                    Burbank, California  91505-3031
               (address of principal executive offices)

                            (818) 841-8750
         (Registrant's telephone number, including area code)

Indicate by checkmark whether the Registrant (1) has filed all reports requir-ed to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN
        BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by checkmark whether the Registrant (1) has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes          No

                 APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of Registrant's common stock outstanding at March 31, 1996 --
                              6,765,800

                        SUMMIT CARE CORPORATION

                               FORM 10-Q

                             Quarter Ended
                            March 31, 1996


                           TABLE OF CONTENTS





                                                         Page of
                                                        Form 10-Q
                                                        ---------
Part I - Financial Information


   Item 1.     Financial Statements

         Consolidated Statements of Income                   3

         Consolidated Balance Sheets                         4

         Consolidated Statements of Cash Flows               6

         Notes to Consolidated Financial Statements          8


   Item 2.     Management's Discussion and Analysis of Financial

         Condition and Results of Operations                 9



Part II - Other Information

   Item 6.     Exhibits and Reports on Form 8-K             14

         Signatures                                         15

                              PART I

                      SUMMIT CARE CORPORATION

                 CONSOLIDATED STATEMENTS OF INCOME

                            (Unaudited)
               (In thousands, except per share data)

                                    Three Months Ended    Nine Months Ended
                                         March 31,             March 31,
                                    1996       1995         1996      1995
                                  --------   --------      -------   --------
Net revenues                     $ 45,232    $ 37,077     $129,303   $ 97,921

Expenses:
 Salaries and benefits             19,934      17,195       57,651     45,525
 Supplies                           4,443       4,057       13,432     11,122
 Purchased services                10,713       5,983       26,679     15,751
 Provision for doubtful accounts      694         357        1,445        901
 Other expenses                     3,154       2,626        9,073      7,272
 Rental                               664         601        1,977      1,601
 Depreciation and amortization      1,634       1,482        4,714      3,776
 Interest (net of interest income,
 $142 and $405 in 1996 and $94
 and $401 in 1995, respectively)    1,919       1,613        4,931      3,247
                                  --------   --------     --------   --------

                                   43,155      33,914      119,902     89,195
                                  --------   --------     --------   --------

Income before provision for
 income taxes                       2,077       3,163        9,401      8,726
Provision for income taxes            750       1,262        3,672      3,482
                                  --------   --------     --------   --------

Net income                        $ 1,327     $ 1,901      $ 5,729    $ 5,244
                                  ========   ========     ========   ========


Earnings per share                $   .19     $   .28      $   .83    $   .77
                                  ========   ========     ========   ========

Weighted average number
 of shares of common
 stock outstanding                  6,849       6,849        6,886      6,836
                                  ========   ========     ========   ========

                     See accompanying notes

                     SUMMIT CARE CORPORATION

                   CONSOLIDATED BALANCE SHEETS

                         (In thousands)

                                               March 31, 1996    June 30, 1995
                                               --------------    -------------
                                                 (Unaudited)         (Note)
ASSETS
Current assets:
 Cash and cash equivalents                         $   958         $  3,101
 Accounts receivable, less allowance for
   doubtful accounts: March 1996 - $1,281;
   June 1995 - $989                                 29,463           20,336
 Supplies inventory, at cost                         2,052            2,176
 Other current assets                                9,772            4,570
                                                    ------           ------
Total current assets                                42,245           30,183

Property and equipment, at cost:
 Land and land improvements                         15,480           13,653
 Buildings and leasehold improvements              133,468          123,723
 Furniture and equipment                            17,280           14,967
 Construction in progress                           11,686            8,868
                                                   -------          -------

                                                   177,914          161,211

 Less accumulated depreciation and amortization     20,358           16,999
                                                   -------          -------

                                                   157,556          144,212

Notes receivable                                     3,930            4,460
Other assets                                         8,639            5,625
                                                  --------         --------

                                                  $212,370         $184,480
                                                  ========         ========


NOTE: The balance sheet at June 30, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                     See accompanying notes
                           (Continued)

                     SUMMIT CARE CORPORATION
             CONSOLIDATED BALANCE SHEETS (Continued)
                        (In thousands)

                                             March 31, 1996    June 30, 1995
                                             --------------    -------------
                                              (Unaudited)         (Note)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Payable to bank                                   $ 3,855        $ 2,972
 Accounts payable                                   16,681         10,972
 Employee compensation and benefits                  2,647          4,008
 Deferred income taxes, current                      1,086          1,061
 Long-term debt due within one year                  2,983          1,009
                                                   -------        -------

Total current liabilities                           27,252         20,022

Long-term debt                                     103,628         88,779
Deferred income taxes                                1,866          1,866
                                                  --------       --------

Total liabilities                                  133,374        110,667

Commitments and contingencies

Shareholders' equity:
 Preferred stock, no par value; 2,000
   authorized shares, none issued                       --          --
 Common stock, no par value, 100,000 authorized
 shares; 6,766 and 6,759 issued and outstanding,
 respectively                                       51,404         51,322
 Retained earnings                                  28,220         22,491
                                                  --------       --------

Total shareholders' equity                          79,624         73,813
                                                  --------       --------

                                                  $212,370       $184,480
                                                  ========       ========

NOTE: The balance sheet at June 30, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                     See accompanying notes

                     SUMMIT CARE CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                     (Dollars in thousands)

                                                        Nine Months Ended
                                                            March 31,
                                                      1996             1995
                                                      ----             ----
Operating activities:
 Net income                                           $5,729           $5,244
     Adjustments to reconcile net income to net cash
        provided by operating activities
     Depreciation and amortization                     4,714            3,776
     (Increase) in accounts receivable, net          ( 9,127)          (4,984)
     Decrease (increase) in supplies inventory           124           (  665)
     (Increase) in other assets                      ( 8,411)          (3,289)
     Increase in accounts payable                      5,709            2,760
     (Decrease) increase in employee compensation
        and benefits                                 ( 1,361)             594
     Increase in deferred income tax liability            25               93
                                                     -------          -------
 Total adjustments                                   ( 8,327)         ( 1,715)
                                                     -------          -------

 Net cash (used) provided by operating activities    ( 2,598)           3,529
                                                     -------          -------

Investing activities:
 Principal payments of notes receivable, net             503                7
 Additions to property and equipment                 (17,836)         ( 6,208)
 Acquisitions of nursing centers                         --           (69,660)
 Additions to other assets                               --           ( 3,279)
                                                     -------          -------

 Net cash (used) in investing activities             (17,333)         (79,140)
Financing activities:
 Increase in payable to bank                             883            1,582
 Principal payments on long-term debt                (49,677)         (   341)
 Proceeds from long-term debt                         66,500           58,332
 Expenses on sale of common stock                        --            (  186)
 Proceeds from exercise of stock options                  82               44
                                                     -------          -------

 Net cash provided by financing activities            17,788           59,431
                                                     -------          -------

(Decrease) in cash and cash equivalents              ( 2,143)         (16,180)

Cash and cash equivalents at beginning of year         3,101           21,613
                                                     -------          -------
Cash and cash equivalents at end of the period      $    958          $ 5,433
                                                    ========          =======

                     SUMMIT CARE CORPORATION
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                           (Unaudited)
                     (Dollars in thousands)

                                                           Nine Months Ended
                                                               March 31,
                                                          1996          1995
                                                          ----          ----
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                            $ 4,553      $ 3,080
     Income taxes                                          3,653        3,575


                      See accompanying notes

                     SUMMIT CARE CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (Unaudited)
                         (In thousands)


1. The unaudited financial information included herein, in the opinion of management, reflects all adjustments (all of which are of a normal recurring nature), which are considered necessary to fairly state the Company's financial position, its cash flows and the results of operations. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's annual report filed on Form 10-K for the year ended June 30, 1995. The interim financial information herein is not necessarily representative of that to be expected for a full year.

2. Certain amounts have been reclassified to conform with fiscal 1996 presentations.

3. Earnings per share are based on the weighted average number of shares of common stock outstanding, which was 6,886 for the nine months ended March 31, 1996 and 6,836 for the nine months ended March 31, 1995.

4.   Other current assets consist of the following:

                                     March 31, 1996     June 30, 1995
                                     --------------     -------------
    Prepaid expenses                    $ 1,735           $ 1,008
    Due from third-party payor            5,257               804
    Notes receivable                        667               640
    Other receivables                     2,113             2,118
                                        -------           -------
                                        $ 9,772           $ 4,570
                                        =======           =======

                      SUMMIT CARE CORPORATION
                             FORM 10-Q
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      (Dollars in thousands)
Results of Operations

    Quarter Ended March 31, 1996 Compared to Quarter Ended March 31, 1995

    Revenues increased by $8,155, or 22.0%, from $37,077 for the quarter ended March 31, 1995 to $45,232 for the quarter ended March 31, 1996. This increase occurred due to increases in census days and rates (35.1%), to increased use of rehabilitative and other specialty services (60.0%) and to increased pharmacy operations (4.9%). Average occupancy decreased to 84.7% in the quarter ended March 31, 1996, from 85.8% in the quarter ended March 31, 1995. Average occupancy was 86.0% excluding the effect of newly constructed beds added during the quarter ended March 31, 1996. The Company's quality mix (revenues from Medicare, managed care and private pay patients as a percentage of gross revenues excluding pharmacy revenues) was 68.6% in the quarter ended March 31, 1996 and 62.1% in the quarter ended March 31, 1995.

    Expenses, consisting of salaries and benefits, supplies, purchased services, provision for doubtful accounts and other as a percent of revenues increased from 81.5% of revenues in the quarter ended March 31, 1995 to 86.1% in the quarter ended March 31, 1996. Total salaries and employee related benefits were 44.1% of revenues in the quarter ended March 31, 1996 compared to 46.4% of revenues in the quarter ended March 31, 1995. Expenses increased $8,720 or 28.9% from $30,218 in the quarter ended March 31, 1995 to $38,938 in the quarter ended March 31, 1996. Of the increase in expenses in the quarter ended March 31, 1996 compared with the same period a year ago, salaries and benefits represent 31.4%, rehabilitative and other specialty service costs represent 54.6%, this increase being due to greater utilization of such services and other expenses represent 14.0%.

    Income before rental, depreciation and amortization and interest expense, net of interest income, decreased $565 or 8.2% from $6,859 in the quarter ended March 31, 1995 to $6,294 in the quarter ended March 31, 1996 and was 13.9% of revenues in the quarter ended March 31, 1996 compared to 18.5% in the quarter ended March 31, 1995.

    Rental, depreciation and amortization and interest expense, net of interest income, increased by $521 or 14.1% from $3,696 in the quarter ended March 31, 1995 to $4,217 in the quarter ended March 31, 1996. Of this increase, interest expense represents 58.7% and is due to an increase in the average outstanding long-term debt during the three months ended March 31, 1996 compared to the same period last year.

   The Company's effective tax rate was 36.1% of income in the quarter ended March 31, 1996 compared to 39.9% for the quarter ended March 31, 1995. Net income after taxes decreased $574 or 30.2% from $1,901 in the quarter ended March 31, 1995 to $1,327 in the quarter ended March 31, 1996.

                     SUMMIT CARE CORPORATION
                            FORM 10-Q
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     (Dollars in thousands)
Results of Operations
        Nine Months Ended March 31, 1996 Compared to Nine Months Ended March 31, 1995

    Revenues increased $31,382 or 32.1% from $97,921 for the nine months ended March 31, 1995 to $129,303 for the nine months ended March 31, 1996. This increase occurred primarily due to acquisitions (42.2%), increases in census days and rate increases (24.7%), increased use of rehabilitative and other specialty services (28.7%) and increased pharmacy operations (4.4%). Average occupancy was 86.2% in the nine months ended March 31, 1996, as compared to 85.5% in the nine months ended March 31, 1995 including acquisitions. Excluding acquisitions and newly constructed beds, the average occupancy was 89.8% in the nine months ended March 31, 1996. The company's quality mix (revenues from Medicare, managed care and private pay patients as a percentage of gross revenues excluding pharmacy revenues) was 66.0% in the nine months ended March 31, 1996 and 62.7% in the nine months ended March 31, 1995.

    Expenses, consisting of salaries and benefits, supplies, purchased services, provision for doubtful accounts and other as a percent of revenues increased from 82.3% of revenues in the nine months ended March 31, 1995 to 83.7% in the nine months ended March 31, 1996. Total salaries and employee related benefits were 44.6% of revenues in the nine months ended March 31, 1996 compared to 46.5% of revenues in the nine months ended March 31, 1995.
Expenses increased $27,709 or 34.4% from $80,571 in the nine months ended
March 31, 1995 to $108,280 in the nine months ended March 31, 1996.
Acquisitions represent 37.7% of this increase, salaries and benefits represent 21.2%, rehabilitative and other specialty service costs represent 30.3% this increase being due to greater utilization of such services and other expenses increased 10.8%.

    Income before rental, depreciation and amortization and interest expense, net of interest income, increased $3,673 or 21.2% from $17,350 in the nine months ended March 31, 1995 to $21,023 in the nine months ended March 31, 1996 and was 16.3% of revenues in the nine months ended March 31, 1996 compared to 17.7% in the nine months ended March 31, 1995.

   Rental, depreciation and amortization and interest expense, net of interest income, increased by $2,998 or 34.8% from $8,624 in the nine months ended March 31, 1995 to $11,622 in the nine months ended March 31, 1996. Substantially all of this increase was due to depreciation and amortization, rent and interest expense related to new acquisitions.

    The Company's effective tax rate was 39.1% of income in the nine months ended March 31, 1996 and 39.9% of income in the nine months ended March 31, 1995. Net income after taxes increased $485 or 9.25% from $5,244 in the nine months ended March 31, 1995 to $5,729 in the nine months ended March 31, 1996.

                      SUMMIT CARE CORPORATION

                            FORM 10-Q

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

                Selected Statistics are Shown Below:

                                           Fiscal
                                                             Increase
                                   1996            1995      (Decrease)
                                   ----            ----      ----------
 Facilities in Operation at:
     September 30                    37              25              12
     December 31                     37              37               0
     March 31                        38              37               1

 Total beds at:
     September 30                 4,762           3,258           1,504
     December 31                  4,762           4,688              74
     March 31                     4,886           4,688             198

 Total occupancy:
     First quarter                 87.2%           84.4%           2.8 %
     Second quarter                86.8%           85.9%            .9 %
     Third quarter                 84.7%           85.8%          (1.1)%

 Nursing center occupancy:
     First quarter                 88.2%           85.7%           2.5 %
     Second quarter                87.6%           86.9%            .7 %
     Third quarter                 85.5%           86.6%          (1.1)%

 Assisted living center occupancy:
     First quarter                 78.7%           76.5%           2.2 %
     Second quarter                79.3%           78.0%           1.3 %
     Third quarter                 77.6%           78.7%          (1.1)%

 Percentage of revenues from
   Private and Medicare:
     First quarter                 64.0%           64.3%           (.3)%
     Second quarter                65.0%           62.2%           2.8 %
     Third quarter                 68.6%           62.1%           6.5 %

 Percentage of revenues from
   Medicaid:
     First quarter                 36.0%           35.7%            .3 %
     Second quarter                35.0%           37.8%          (2.8)%
     Third quarter                 31.4%           37.9%          (6.5)%

                       SUMMIT CARE CORPORATION

                            FORM 10-Q

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

                     (Dollars in thousands)

Liquidity and Capital Resources

    At March 31, 1996, the Company had $958 in cash and cash equivalents and working capital of $15,093. During the nine months ended March 31, 1996, the Company's cash and cash equivalents decreased by $2,143.

    Net cash provided by operating activities decreased $6,127 from $3,529 in the nine months ended March 31, 1995 to a negative $2,598 in the nine months ended March 31, 1996. Net cash provided by loan proceeds of $55,000, coupled with an $11,500 draw on the line of credit, offset by loan repayments of $49,677 during the nine months ended March 31, 1996 was used principally for capital expenditures of $17,836 for existing centers.

    Accounts receivable increased $9,127 primarily as a result of increased rehabilitative and other specialty medical services, lower collection activity results and increased billings to slow paying managed care organizations and to Medicare. At March 31, 1996, the Company's average accounts receivable days outstanding were 39 as compared to 30 days outstanding at March 31, 1995.

    Long-term debt consisted of mortgage indebtedness of $8,776, $15,835 on six capitalized leases and $82,000 in senior secured notes totaling $106,611 as of March 31, 1996.

    The Company believes that it has sufficient capital resources and cash flow from its existing operations to service long-term debt due within one year of $2,983, to make normal recurring capital additions and improvements (approximately $7,500 is planned over the next 12 months), to develop properties (approximately $14,000 is planned over the next 12 months) and to meet other working capital needs for the next 24 months. The Company expects, on a selective basis, to pursue expansion of its existing centers and the acquisition or development of additional centers in markets where demo-graphics and competitive factors are favorable. The Company with a group of private investors and its banks has amended the indenture for its $25,000 Senior Secured Notes ("Current Notes") to allow the Company to sell $70,000 in Senior Secured Notes ("New Notes") and amended its bank line of credit to reduce the line to $40,000. Holders of the Current Notes and the New Notes and the Company's bank lenders have entered into a collateral sharing agreement providing a security interest in certain real estate on a pari passu basis and a negative pledge on accounts receivable and on shares in the Company's wholly-owned subsidiary, Skilled Care Pharmacy. Proceeds of $55,000 were received in December 1995 from the issuance of the New Notes.
The proceeds were used to pay issuance costs of $1,714 and to pay off bank debt of $49,000. The balance of the proceeds, along with another $15,000 of New Notes to be issued in July 1996, will be used to finance future acquisitions and constructions projects.

                     SUMMIT CARE CORPORATION

                            FORM 10-Q

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

                     (Dollars in thousands)


    The New Notes are payable at the end of the fifth year ($7,000), the end of the sixth year ($5,000), semi-annually from the eighth year through the twelfth year ($48,000) and at the end of the fifteenth year ($10,000). The annual interest rate on the New Notes is fixed ranging from 7.4% on the earliest maturing New Note to 8.1% on the last New Note to mature and averages 7.8% when weighted. The terms of the bank credit agreement remain essentially the same except the term period after the two year revolving period is reduced from four years to three years and the interest rate margin over the Eurodollar rate has been lowered.

Impact of Inflation

    The health care industry is labor intensive. Wages and other expenses increase more rapidly during periods of inflation and when shortages in the labor market occur. In addition, suppliers pass along rising costs in the form of higher prices. Increases in reimbursement rates under Medicaid generally lag behind actual cost increases, so that the Company may have difficulty covering them in a timely fashion.

                             PART II

                     SUMMIT CARE CORPORATION

                        OTHER INFORMATION

                          Quarter Ended
                         March 31, 1996


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       NONE


(b)   Reports on Form 8-K

      NONE

                     SUMMIT CARE CORPORATION




                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.




                                         SUMMIT CARE CORPORATION







Date: May 13, 1996                  By:    S/DERWIN L. WILLIAMS
                                           --------------------
                                             Derwin L. Williams
                                         Sr.Vice President-Finance
                                           Chief Financial Officer






Date: May 13, 1996                  By:     S/MELODYE STOK
                                           --------------------
                                              Melodye Stok
                                         Vice President-Controller
                                         Chief Accounting Officer