Form 10-K405
period 1996-06-30
SUMMIT CARE CORP
filed 1996-09-06
CIK 875192

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549
(MARK ONE)
(X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934                     (FEE REQUIRED)

For the fiscal year ended June 30, 1996

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934                     (FEE REQUIRED)

For the transition period from _______________ to _______________ Commission file number 0-19411

                            SUMMIT CARE CORPORATION
              (Exact name of Company as specified in its charter)

            California                                  95-3656297
  (State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

                2600 W. Magnolia Blvd., Burbank, CA  91505-3031
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code:  (818) 841-8750

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class                 Name of each exchange
              None                           on which registered
                                                    None

          Securities registered pursuant to Section 12(g) of the Act:

                                  COMMON STOCK
                                (TITLE OF CLASS)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock held by non-affiliates* as of August 30, 1996 was $100,125.

The number of shares outstanding of Registrant's common stock as of August 30, 1996: 6,772,800.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement for its annual meeting of shareholders to be held on December 12, 1996, which will be filed with the Commission within 120 days of the Company's last fiscal year end, are incorporated by reference in Part III of this Form 10-K.

* Without acknowledging that any individual director of the Company is an affiliate, the shares over which they have voting control have been included as owned by affiliates solely for purposes of this computation.

                    The exhibit index is located on Page 47.

                                     PART I





ITEM 1.  BUSINESS

GENERAL

         Summit Care Corporation (the "Company") principally operates skilled nursing care centers and assisted living centers located in California, Texas and Arizona. The skilled nursing care centers provide subacute, rehabilitative, specialty medical and skilled nursing care. The assisted living centers provide room and board, social and minor medical services in a secure environment and, in selected situations, provide care to early stage Alzheimer's residents. The Company also operates pharmacies which service skilled nursing care centers, assisted living centers and acute hospitals, both affiliated and non-affiliated, throughout a substantial portion of Southern California, as well as mail order services to affiliated skilled nursing care centers outside of the Southern California area. In addition, the Company is a minority partner in a joint venture that manages subacute care units in acute hospitals. The Company is incorporated under the laws of the State of California.

         At June 30, 1996, the Company operated 34 skilled nursing care centers with 4,472 beds. Currently, the Company operates 35 skilled nursing care centers with 4,638 beds. Thirteen centers are in California with 1,551 beds; twenty-one centers are in Texas with 2,937 beds and one center in Arizona with 150 beds. Within its skilled nursing care centers, the Company has established separate units for specialty medical care and subacute: fourteen units are dedicated to Alzheimer's and 35 units for patients requiring services for such complex medical needs as oncology, pulmonary cardiac complications, wounds, respiratory therapy and intensive physical, speech and occupational therapies.

         The Company operates four assisted living centers with 468 beds in California. Included in two of the centers are units dedicated to the needs of early stage Alzheimer's residents.

         At June 30, 1996, the Company operated two pharmacies in Southern California. The pharmacies provide pharmaceutical products and services to 46 non-affiliated skilled nursing care centers, assisted living centers and acute hospitals located in Southern California. The pharmacies also provide products and services to the Company's skilled nursing care and assisted living centers. The joint venture in which the Company is a minority partner is currently managing subacute units in four acute hospitals.

         During fiscal year 1996, the Company opened 182 new beds in three skilled nursing care centers, and in August 1996, subsequently opened another 166 new beds in two skilled nursing care centers. A new center with 108 beds was opened in January 1996 in Fresno, California. This center offers services to Alzheimer's residents in 52 beds and to subacute/skilled nursing residents in 56 beds. The other 74 beds added in fiscal year 1996 were expansion projects at two skilled nursing care centers in Texas. The new beds opened in August 1996, represent 110 beds in a newly constructed skilled nursing care center in Fort Worth, Texas and 56 additional beds at the new Fresno center.

         Construction is continuing on the Fort Worth center to add another 100 beds later in fiscal 1997. In addition, plans have been developed or are in the process of being developed to construct and open 195 new beds in four centers. It is presently estimated that the new beds will be open by the summer of 1997.

         The growth in the number of centers and beds by acquisition and construction is shown in the following table:


                                                                   YEAR ENDED JUNE 30,
                                                                   -------------------
                                               1994             1995             1996            1997*
                                               ----             ----             ----            -----
         Centers
         -------
         Acquired                                 2               13               --               --
         Constructed                             --                1                1                2
                                              -----            -----            -----            -----
               Total                              2               14                1                2
                                              =====            =====            =====            =====

         Owned                                    1                7                1                2
         Leased -
               With Option to Purchase           --                7  **           --               --
               With No Purchase Option            1               --               --               --
                                              -----            -----            -----            -----
               Total                              2               14                1                2
                                              =====            =====            =====            =====

         Beds
         ----
         Acquired                               282            1,670               --               --
         Constructed in New Centers              --              118              108              279
         Constructed in Existing Centers         24               74               74              182
                                              -----            -----            -----             ----
               Total                            306            1,862              182              461
                                               ====           ======             ====             ====

         Owned                                  230              976              182              461
         Leased -
               With Option to Purchase           --              812 **            --               --
               With No Purchase Option           76               74
                                              -----            -----            -----            -----
               Total                            306            1,862              182              461
                                               ====            =====             ====             ====

          * Centers and beds planned to open by the summer of 1997.
         ** One center with 90 beds was purchased in July 1996 upon exercise of an option to purchase.

         In April 1994, OrNda HealthCorp ("OrNda") acquired the Company's then majority shareholder, Summit Health, Ltd. ("SHL"). The Company completed a common stock offering in June 1994, which reduced OrNda's percentage ownership to below 50%. OrNda owned 7.5% Exchangeable Subordinated Notes ("OrNda Notes") exchangeable into all of its equity interest in the Company's common stock, at the option of the holders. In August 1995, OrNda redeemed 100% of the outstanding OrNda Notes in exchange for all of its equity interest in the Company's common stock. OrNda currently has no position in the Company's common stock.

         In December 1995, the Company issued $55 million of Senior Secured Notes ("New Notes") and in July 1996, issued another $15 million of New Notes. The New Notes are payable as follows:

                                                                             ANNUAL AMOUNT
                                                                             -------------
                          December 15, 2000                                   $ 7,000,000
                          December 15, 2001                                     5,000,000
                          December 15, 2003                                     9,600,000
                          December 15, 2004                                     9,600,000
                          December 15, 2005                                     9,600,000
                          December 15, 2006                                     9,600,000
                          December 15, 2007                                     9,600,000
                          December 15, 2010                                    10,000,000
                                                                               ----------
                                                                              $70,000,000
                                                                              ===========

         The annual fixed interest rate on each New Note ranges from 7.38% on the earliest maturing New Note to 8.14% on the last New Note to mature and averages 7.8% when weighted. The New Notes are secured by certain real estate in a collateral pool shared, on the basis of dollars committed, with the investors holding the Company's $25 million Senior Secured Notes and the lenders under the Company's $40 million bank line of credit. Proceeds from the New Notes were used to payoff bank debt ($55,000,000) and for construction through June 30, 1996 ($6,000,000), and $9,000,000 was invested in short-term, high quality financial instruments. Subsequently, $2,022,000 of the invested funds was used in the exercise of the purchase option in July 1996. The balance is expected to be used for future construction projects. Concurrent with the issuance of the New Notes, the Company reduced its bank line of credit from $60,000,000 to $40,000,000 at more favorable interest rates and reduced the bank line's repayment period following the revolving commitment from four years to three years.

OPERATIONS

        The Company provides long-term care services at its skilled nursing care centers, assisted living centers and pharmacies, and manages such services at acute hospitals through its joint venture. Long-term care services provided by the Company are of five types.

        SKILLED NURSING CARE. Skilled nursing care is offered in each of the Company's 35 skilled nursing care centers and at the four units managed by the Company's joint venture. Skilled nursing care services consist of round-the-clock care by registered nurses, licensed practical or vocational nurses and certified aides, room and board, special nutritional programs and related medical or other services that may be prescribed by a physician. Each skilled nursing care center has one or more physicians acting as medical director and has agreements with hospitals for the transfer of patients requiring emergency treatment. Each center also has a licensed administrator responsible for all activities in the skilled nursing center and a director of nursing responsible for nursing services.

        The Company has a corporate quality assurance department whose licensed nurses, dietitians and medical records technicians supervise services in the skilled nursing care centers. The Company is seeking to become accredited by the Joint Commission on Accreditation of Health Care Organizations in each of its centers. Accreditation has been achieved at the two centers surveyed by the Commission to date and nine additional centers are scheduled at this time for survey.

        The Company believes education, training and development provide tools that enhance the effectiveness of its employees. The Company's administrators, directors of nursing and department supervisors are trained to recruit employees who meet specific standards. All employees attend a 16-hour general orientation. Administrators and department supervisors receive at least 40 hours of training annually. Other personnel receive twelve hours of training annually, primarily in customer service. Clinical training for licensed nurses, including supervision skills, is conducted by the Company to ensure each licensed nurse meets the skill competency standards. An eight-hour quality improvement program is conducted at each center for employees at all levels in the center on a yearly basis.

        REHABILITATIVE CARE. Rehabilitative care is provided in each of the Company's 35 skilled nursing care centers by outside contractors. Rehabilitative care consists of respiratory, physical, speech and occupational therapies and are provided by therapists generally assigned to each center. The Company provides management and oversight of each center's rehabilitative care through the use of corporate therapists and therapy administration.

        SUBACUTE AND SPECIALTY MEDICAL SERVICES. The Company continues to focus on extending its specialty and subacute services as a means of increasing revenues and operating margins. Such services are generally reimbursed at rates higher than those for routine skilled nursing care and basic assisted living services. The services allow the Company to treat a greater range of patient acuities, which the Company believes results in increased occupancy at its centers. The Company's goal is to offer care to patients of the highest acuity level permitted by a center's physical plant and employee skill levels. Each skilled nursing care center is certified for participation in the Medicare reimbursement program and contracts with a physician as medical director who has a practice specialty related to the subacute or specialty medical services offered at the center.

        The Company provides wound care, hospice care, oncology services, pulmonary cardiac services, infection control, pain management and infusion, enteral nutrition therapy and other specialty medical services in separate units at all of its skilled nursing care centers. Also, the Company operates units for the care of residents in various stages of Alzheimer's. There currently are sixteen Alzheimer's units (fourteen in skilled nursing care centers and two in assisted living centers) with a total of 497 beds and 35 units with 845 beds providing subacute and specialty medical services.

        PHARMACEUTICAL PRODUCTS AND SERVICES. The Company provides pharmaceutical products and services through the operation of two pharmacies in Southern California. The pharmacies service 46 non-affiliated skilled nursing care centers, assisted living centers and acute hospitals located throughout a substantial portion of Southern California, as well as all of the Company's skilled nursing care and assisted living centers. Pharmacists are on call 24 hours a day to ensure the availability of medication whenever it is needed.
The pharmacies provide prescription drugs, enteral nutrition therapy services and infusion therapy services, including nutrition, pain management, antibiotic and hydration.

        ASSISTED LIVING SERVICES. The four assisted living centers operated by the Company are located in California and have 468 beds, with 86 beds dedicated to early stage Alzheimer's. Aside from the Alzheimer's units, assisted living services consist of basic room and board, social activities and assistance with activities of daily living such as dressing and bathing. The Company has developed plans to construct and open 135 beds dedicated to assisted living. These new beds represent two projects, each located on a campus with an existing skilled nursing care center or assisted living center. It is expected that these new beds will open in the summer of 1997.

        SOURCE OF REVENUE. The Company's skilled nursing care centers receive payment for health care services from federally assisted Medicaid programs, from the federal Medicare program, from programs operated by preferred provider organizations, health maintenance organizations, the Veterans Administration and directly from patients or their responsible parties or insurers. The assisted living centers receive payment entirely from private individuals, some of whom depend upon supplemental Social Security payments as their primary source of income. The following table sets forth for the Company's skilled nursing care and assisted living centers the approximate percentages of gross revenues (excluding revenues from operation of the pharmacies) derived from the various sources of payment for the period indicated.

                                                               YEAR ENDED JUNE 30,
                                                       -----------------------------------
                                                       1994           1995           1996
                                                       -----------------------------------
                     Private/Managed Care               31.4%          32.4%          30.2%
                     Medicare                           32.0           30.7           36.5
                                                       -----          -----          -----
                             Subtotal                   63.4           63.1           66.7
                     Medicaid                           36.6           36.9           33.3
                                                       -----          -----          -----
                             Total                     100.0%         100.0%         100.0%
                                                       =====          =====          =====

        Changes in the quality mix between Medicaid and either Medicare, managed care or private pay can significantly affect profitability. Quality mix represents revenues from Medicare, managed care and private pay patients as a percentage of gross revenues excluding pharmacy revenues. Medicare, managed care and private pay patients constitute the most profitable categories and Medicaid patients the least profitable. The Company has consistently maintained a high ratio of Medicare, managed care and private pay patients relative to Medicaid patients; however, no assurance can be given that the Company's quality mix will not change.

        Specialty medical, subacute, rehabilitative and pharmacy revenues generally represent the most profitable types of services because the principal payors for such services are Medicare and managed care and, in the case of pharmacy revenues, the skilled nursing care centers. The following tables set forth the approximate percentages of gross revenues and the amounts for these types of revenues:


                                                               YEAR ENDED JUNE 30,
                                                       -----------------------------------
                                                       1994           1995           1996
                                                       -----------------------------------
                     Specialty medical, subacute
                       and rehabilitative revenues      36.4%          36.8%          43.0%
                     Pharmacy revenues                   9.9            8.9            7.9
                                                       -----          -----          -----
                                                        46.3%          45.7%          50.9%
                                                       =====          =====          =====

                                                              YEAR ENDED JUNE 30,
                                                 ---------------------------------------------
                                                    1994            1995             1996
                                                 ---------------------------------------------
                Specialty medical, subacute
                  and rehabilitative revenue     $39,225,000      $57,116,000     $ 87,829,000

                Pharmacy revenues                 10,692,000       13,822,000       16,193,000
                                                 -----------      -----------     ------------
                                                 $49,917,000      $70,938,000     $104,022,000
                                                 ===========      ===========     ============


        The pharmacy revenues in the above tables exclude revenues from affiliated skilled nursing care and assisted living centers. While the Company has consistently maintained a high percentage of specialty medical, subacute, rehabilitative and pharmacy revenues relative to total gross revenues, no assurance can be given that these high percentages will not change.

        EMPLOYEES. At June 30, 1996, the Company had approximately 3,900 full-time equivalent employees. None of the Company's employees are covered by collective bargaining agreements and the Company considers the relations with its employees to be good. The Company is subject to both federal minimum wage and applicable federal and state wage and hour laws and maintains various employee benefit plans.

        As a result of increases in the specialty and subacute services provided by the Company (which require greater expenditures for equipment, supplies and independent contractor clinicians than basic nursing services, but which generally yield a higher margin), salaries and related employee benefits as a percentage of operating expenses have decreased during the last three years. Salaries and related employee benefits accounted for approximately 53%, 56% and 57% of the Company's expenses (excluding rental, depreciation and amortization and interest) for fiscal years 1996, 1995 and 1994, respectively.

        COMPETITION. The Company operates in a highly competitive industry. The Company's skilled nursing care and assisted living centers are located in communities that also are served by similar centers operated by others. Some competing centers provide services not offered by the Company and some are operated by entities having greater financial and other resources than the Company. In addition, some are operated by non-profit organizations or government agencies supported by endowments, charitable contributions, tax revenues and other sources not available to the Company. Furthermore, cost containment efforts, which encourage more efficient utilization of acute care hospital services, have resulted in decreased hospital occupancy in recent years. As a result, a significant number of acute care hospitals have converted portions of their facilities to other purposes, including specialty and subacute units. In California, Texas and Arizona a certificate of need is no longer required in order to build or expand a nursing center, which is another factor increasing competition. The Company's pharmacies also operate in a highly competitive environment and compete with regional and local pharmacies, medical supply companies and pharmacies operated by other long-term care chains. The Company also may encounter competition in acquiring or developing new centers.

        INSURANCE. The Company maintains general and professional, property, casualty, health, directors and officers, automobile, crime, employee's and workers' compensation coverage that the Company believes is adequate. The Company's workers' compensation insurance for its California and Arizona employees is funded by Company payments to a rental captive insurance company, Meridian Insurance Company Ltd. ("Meridian"), which is partially owned by persons who sold their interests in SHL to OrNda and resigned their directorships in the Company. The funds received by Meridian pay for claims up to $250,000 per claim and for the purchase of reinsurance coverage for amounts in excess of the per claim limit and for annual aggregate claim amounts in excess of a $1,300,000 stop loss. Texas employees are covered by a policy for employer's excess and occupational indemnity for risks in excess of $150,000 up to $1,000,000 per occurrence and $3,000,000 annually in the aggregate. The Company pays for claims up to $150,000 per occurrence.

        The Company's services subject it to liability risk. Malpractice claims may be asserted against the Company if its services are alleged to have resulted in patient injury or other adverse effects, the risk of which is greater for higher acuity patients, such as those treated by the Company's specialty and subacute services, than for traditional long-term care patients. The Company has from time to time been subject to malpractice claims and other litigation in the ordinary course of its business. While the Company believes that the ultimate resolution of all pending legal proceedings will not have a material adverse effect on the Company's business or financial condition, there can be no assurance that future claims will not have such an effect on the Company. Its current policy for general and professional liability coverages has limits of $1,000,000 per occurrence and $2,000,000 and $3,000,000 in the aggregate per year, respectively, and carries a self-insured retention of $5,000 and $100,000 per occurrence, respectively, and a $300,000 annual aggregate loss limit. In addition, the Company has an umbrella policy which provides additional insurance of $8,000,000 per occurrence and $8,000,000 aggregate per year over its primary general and professional policy, its automobile liability policy and its employer liability policy.

        Although the Company has not been subject to any judgments or settlements in excess of its self-insured retention or insurance limits, there can be no assurance that claims for damages in excess of its coverage limits will not arise in the future.

        Prior to OrNda's acquisition of SHL, the Company was co-insured under common policies with SHL with respect to general and professional, workers' compensation, group health and property and casualty. Currently, with the exception of workers' compensation, the Company is insured with independent companies. Until December 31, 1994, the Company's general and professional liability risks were insured by Meridian for losses limited to $2,000,000 per occurrence and $2,000,000 annual aggregate losses. Also, until December 31, 1994 Tristar Risk Management (formerly TOPA Insurance Company) which is partially owned by a person who was formerly a shareholder of SHL and formerly a director of the Company, insured the Company's workers' compensation risks in California. The Company's co-insured position with SHL with respect to group health, property and casualty policies was discontinued effective July 1, 1994.


REGULATION

        LICENSURE. The Company's skilled nursing care centers, assisted living centers and pharmacies are subject to various regulatory and licensing requirements of state and local authorities in California, Texas and Arizona. Each skilled nursing care center is licensed by either the California Department of Health Services, the Texas Department of Health or the Arizona Department of Health Services, as applicable, each assisted living center is licensed by the California Department of Social Services and the pharmacies are licensed by the California Board of Pharmacy. All licenses must be renewed annually, and failure to comply with applicable rules, laws and regulations could lead to loss of licenses. In granting, monitoring and renewing licenses, these agencies consider, among other things, the physical condition of the facility, the qualifications of the administrative and nursing staffs, the quality of care and the compliance with applicable laws and regulations. In addition to a variety of state licensing and other laws governing the storage, handling, sale or dispensing of drugs, and the supervising of a duly licensed pharmacist, the pharmacies are subject to federal regulation under the Food, Drug and Cosmetic Act and the Prescription Drug Marketing Act. Moreover, the Company is required to register its pharmacies with the United States Drug Enforcement Administration, and to comply with requirements imposed by that agency with respect to security and reporting of inventories and transactions. Such regulatory and licensing requirements are subject to change, and there can be no assurance that the Company will continue to be able to maintain necessary licenses or that it will not incur substantial costs in doing so. Failure to comply with licensing requirements could result in the loss of the right to payment by Medicare or Medicaid as well as the right to conduct the business of the licensed entity.

        REIMBURSEMENT. The Company's skilled nursing care centers are subject to various requirements for participation in government-sponsored health care funding programs, such as Medicare and Medicaid. To receive Medicare and Medicaid payments, each center must also comply with a number of rules regarding charges and claims procedures. Medicare is a health insurance program operated by the federal government for the aged and certain chronically disabled individuals. Medicare utilizes a cost-based reimbursement system for free-standing nursing facilities which, subject to limits fixed for the particular geographic area on the costs for routine services (excluding capital related expenses), reimburses nursing facilities for reasonable direct and indirect allowable costs incurred in providing services (as defined by the program). Effective October 1, 1993, nursing facilities are no longer paid a return on equity under Medicare. Allowable costs normally include administrative and general costs as well as operating costs and rental, depreciation and interest expenses. Reimbursement is subject to retrospective audit adjustment. An interim rate based upon estimated costs is paid by Medicare during the cost reporting period and a cost settlement is made following an audit of the actual costs as reported in the filed cost report. Such adjustments may result in additional payments being made to the Company or in recoupments from the Company. To the extent that the Company's costs exceed certain limits known as the Medicare Routine Cost Limits, the Company may submit exception requests seeking reimbursement for such excess costs from Medicare. To date, the Company has filed four exception requests. Approval has been received on one and the others are subject to the government completing their audit of the Medicare cost reports for fiscal year 1995.
There is no assurance the Company will be able to recover such excess costs under the pending requests or any future requests. If the Company files exception requests on a regular basis in the future and fails to recover the excess costs covered by such requests, such failure could adversely affect the Company's financial position and results of operations. In addition, the Company purchases respiratory therapy services and physical therapy services and is subject to payment limits for such therapy services imposed by Medicare. To the extent the Company's actual costs exceed such payment limits, the excess costs will be denied. Occupational therapy and speech therapy services are purchased by the Company from third-party vendors and are not subject to specific Medicare payment limits; however, the cost of such services has come under additional scrutiny, and it is possible a portion of such costs may be disallowed by the Medicare program in the future. To the extent that costs of therapy services exceed payment limits and are disallowed by Medicare, the Company has contractual arrangements with third-party vendors to recover such costs from the vendors. The Company maintains reserves to cover retroactive audit adjustments. Medicare will reimburse certain products, such as enteral and parenteral nutrition, provided by a pharmacy directly to Medicare beneficiaries who are not eligible for inpatient services based on a fee screen amount.

        Medicaid is a medical assistance program for the indigent, operated by individual states with financial participation by the federal government. California, Texas and Arizona each have Medicaid programs. While the California, Texas and Arizona programs differ in certain respects, all are subject to federally imposed requirements. Approximately 50% of the funds available under the California program, approximately 63% of the funds available under the Texas program and approximately 66% of the funds available under the Arizona program are provided by the federal government under a matching program.

        Under Medi-Cal, California currently provides for reimbursement of most routine and ancillary services at free-standing skilled nursing care centers at a flat daily rate, as determined by the California Department of Health Services, based on median costs of skilled nursing care centers, classified by number of beds and geographic location. Under its Medicaid program, Texas currently provides for reimbursement at a flat daily rate, as determined by the Texas Department of Human Services, based on the combination of the mean costs, median costs and appraised value of assets of skilled nursing care centers, classified by the required level of patient care. The Texas legislature has enacted legislation requiring the Department of Human Services to base its Medicaid payments for long-term care on minimum data sets. It is unclear at the present time how the Department will implement changes from the current Texas Index of Level of Effort (TILE) system to use of minimum data sets. Arizona has adopted a managed care approach to providing skilled nursing and other kinds of care to the indigent. Under the Arizona system, beneficiaries enroll in a managed care plan in their area. That managed care plan, which is responsible for providing 90 days of inpatient skilled nursing care, contracts with nursing facilities to provide varying degrees of care, depending upon the needs of the beneficiaries, at negotiated, per diem rates. After the 90 days of skilled nursing care coverage have been exhausted, the beneficiary is enrolled in a county-operated managed care plan, which also pays skilled nursing care centers based on a negotiated per diem rate for each of two levels of service.

        Medi-Cal will reimburse a pharmacy for drugs supplied to patients based on the cost of the drug plus an additional amount which varies depending on the type of drugs supplied.

        Effective October 1, 1990, the Omnibus Budget Reconciliation Act of 1987 ("OBRA") was implemented. Among other things, it eliminated the different certification standards for "skilled" and "intermediate care" nursing facilities under the Medicare and Medicaid programs in favor of a single "nursing facility" standard. OBRA also mandated an increase in the level of services nursing centers must provide in order to participate in Medicare and Medicaid. This change, the cost of which was partially offset by Medicaid rate increases in California, Texas and Arizona and an increase in the routine cost limits under Medicare, thus far has not had a significant impact on the Company.

        OBRA also requires that substantial additional regulations be promulgated, covering, among other things, licensure requirements for administrators, enforcement policies and procedures and the use of restraints and certain drugs. While the Company believes that it is in substantial compliance with the current requirements of OBRA, it is unable to predict how future interpretation and enforcement of regulations promulgated under OBRA by the state and federal governments may affect the Company in the future.

        The Omnibus Budget Reconciliation Act of 1993 (the "OBRA 93") impacts Medicare reimbursement for skilled nursing services in two ways, both of which are expected to have a minimal effect on the Company's earnings. First, the current limits on the portion of the Medicare reimbursement known as "routine service costs" (excluding capital related expenses) will be frozen for two consecutive years beginning with the Company's 1995 fiscal year. Second, the return on equity included in Medicare reimbursement has been eliminated beginning October 1, 1993.

        Governmental funding for health care programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy, determinations by intermediaries and governmental funding restrictions, all of which may materially increase or decrease program reimbursement to health care centers. Since 1972, Congress has consistently attempted to curb federal spending on such programs. Recent actions include limitations or freezes on payments to skilled nursing care centers under the Medicare and Medicaid programs. The Company expects that there will continue to be a number of state and federal proposals to limit Medicare and Medicaid reimbursement for health care services. The Company cannot at this time predict whether any of such proposals will be adopted and no assurance can be given that future funding levels of Medicare and Medicaid programs will remain comparable to present levels. Reimbursement limits or other changes in the reimbursement policies as a result of budget cuts or other government action could materially and adversely affect the Company's results of operations. See "Pending Matters That Affect Health Care Operations," discussed below. In addition, in California, the Department of Health Services intends to shift Medi-Cal beneficiaries in selected service areas into managed care plans. If this occurs in the service areas of the Company's centers and if the plans call for covering long-term care, it could have a substantial unfavorable impact on the Company's revenues.

        In addition, the Company's cash flow could be materially adversely affected by periodic government program funding delays or budgetary shortfalls. The Company received approximately 9% of its revenues during the fiscal year ended June 30, 1996 from Medi-Cal. Medi-Cal delayed payments for approximately 30 days and nursing center rate increases for several months in 1991 and delayed nursing center rate increases for approximately 30 days in 1992. The Company believes that it will be able to cover any Medi-Cal payment delays that may occur in the future from cash on hand or by borrowing under its $40,000,000 bank line of credit. However, given the percentage of the Company's revenues derived from Medi-Cal, there can be no assurance that rate freezes or future delays in payments from Medi-Cal will not have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

        While federal statutes do not provide states with authority to curtail funding of Medicaid reimbursement programs solely due to budget deficiencies, some states nevertheless have curtailed funding for this reason. No assurance can be given that they will not continue to do so or that future funding levels of Medicaid programs will remain comparable to present levels. On June 16, 1990, the United States Supreme Court ruled that health care providers may bring suit in federal court to enforce the Medicaid Act's requirement that the states reimburse skilled nursing care centers at rates adequate to cover the costs of efficiently and economically operated centers. Operators of skilled nursing care centers have used the federal courts to require California and Texas to adequately fund their Medicaid programs.

        COMPLIANCE. The Company believes that its centers are in substantial compliance with the various applicable regulatory and licensing requirements of state and local authorities in California, Texas and Arizona, and of the Medicare and Medicaid programs, including the requirements of OBRA. In the ordinary course of its business, however, the Company from time to time receives notices from state and federal agencies of failure to comply with various requirements. The Company endeavors to take prompt corrective action and, in most cases, the Company and the reviewing agency agree on remedial steps. The reviewing agency may also take action against a center, which can include the imposition of fines, denial of payment for new patients at the center, decertification and loss of participation in the Medicare or Medicaid programs and, in extreme circumstances, revocation of a center's license. In certain circumstances, certain egregious failures to comply by one or more centers with program rules may subject the Company's centers to exclusion from participation in the Medicare and Medicaid programs.

        ANTI-KICKBACK LAWS. The Company is also subject to federal and state laws which govern financial and other arrangements between health care providers. Federal law, as well as the law in California, Texas and Arizona and other states, prohibits direct or indirect payments in some cases or fee-splitting arrangements between health care providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. These laws include the federal "Anti-kickback law" which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of Medicare and Medicaid patients. A wide array of relationships and arrangements, including ownership interests in a company by persons who refer or are in a position to refer patients, as well as personal service agreements have, under certain circumstances, been alleged or have been found to violate these provisions. Certain arrangements, such as the provision of services for less than fair market value compensation, may also violate such laws. Because of the law's broad reach, the federal government has published regulations, known commonly as "safe harbors," which set forth the requirements under which certain relationships will not be considered to violate the law. One of these safe harbors protects investment interests in certain large publicly traded entities which meet certain requirements regarding the marketing of their securities and the payment of returns on the investment. A second safe harbor protects payments for management services which are set in advance at a fair market rate and which do not vary with the value or volume of services referred, so long as there is a written contract which meets certain requirements. A safe harbor for discounts, which focuses primarily on appropriate disclosure, is also available. A violation of the federal Anti-kickback law and similar state law could result in the loss of eligibility to participate in Medicare or Medicaid, or in criminal penalties.

        In addition, the federal government and some states restrict certain business relationships between physicians and other providers of health care services. OBRA 93 contained provisions which greatly expanded the then existing federal prohibition on physician referrals to entities with which a physician has a financial relationship. Effective January 1, 1995, OBRA 93 has prohibited any physician with a financial relationship (defined as a direct or indirect ownership or investment interest or compensation arrangement) with an entity from making a referral for a Medicare or Medicaid (along with certain other federal payment programs) "designated health service" to that entity, and prohibits that entity from billing for such services. "Designated health services" do not include skilled nursing services, but do include many services which nursing facilities provide to their patients including therapy and enteral and parenteral nutrition. In addition, exceptions exist for physician ownership in publicly traded companies which at the end of a company's most recent fiscal year end or on average during the past three years have shareholder equity exceeding $75,000,000 and for the payment of fair market compensation for the provision of personal services, so long as various requirements are met.

        California also has a state statute which limits the ability of physicians to refer patients for certain specified services to an entity with which it has a financial interest which includes most ownership or compensation arrangements. A broad exception applies for referrals to certain licensed
providers, including nursing centers.   Many states, including California,
prohibit business corporations and other persons or entities not licensed to practice medicine from providing, or holding themselves out as a provider of, medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs and civil and criminal penalties. These laws, their construction and level of enforcement, vary from state to state.

        Each of the Company's skilled nursing care centers has at least one medical director who is a licensed physician. The medical directors may from time to time refer their patients to the Company's centers in their independent professional judgment. The physician anti-referral restrictions and prohibitions could, among other things, require the Company to modify its contractual arrangements with its medical directors or prohibit its medical directors from referring patients to the Company. From time to time, the Company has sought guidance as to the interpretation of these laws, and believes that such arrangements are consistent with legal requirements. However, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with the practices of the Company.

        ENVIRONMENTAL REGULATION. The Company is also subject to a wide variety of federal, state and local environmental and occupational health and safety laws and regulations. Among the types of regulatory requirements faced by health care providers are: air and water quality control requirements; waste management requirements; specific regulatory requirements applicable to asbestos, polychlorinated biphenyls, and radioactive substances; requirements for providing notice to employees and members of the public about hazardous materials and wastes; and certain other requirements.

        In its role as owner and/or operator of properties or centers, the Company may be subject to liability for investigating and remedying any hazardous substances that have come to be located on the property, including any such substances that may have migrated off, or emitted, discharged, leaked, escaped or been transported from, the property. Ancillary to the Company's operations are, in various combinations, the handling, use, storage, transportation, disposal and/or discharge of hazardous, infectious, toxic, radioactive, flammable and other hazardous materials, wastes, pollutants or contaminants. Such activities may result in damage to individuals, property or the environment; may interrupt operations and/or increase their costs; may result in legal liability, damages, injunctions or fines; may result in investigations, administrative proceedings, penalties or other governmental agency actions; and may not be covered by insurance. There can be no assurance that the Company will not encounter such risks in the future, and such risks may result in material adverse consequences to the operations or financial condition of the Company.

        PENDING MATTERS THAT AFFECT HEALTH CARE OPERATIONS. In recent years, an increasing number of legislative proposals have been introduced in Congress and various state legislatures that would affect major reforms of the health care system. Among the proposals under consideration are insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees, the provision of federal tax credits to individuals for the purchase of health insurance and the creation of a single government health insurance plan that would cover all citizens. In addition, the Clinton administration has promulgated proposals including cutbacks to certain Medicare and Medicaid programs and has proposed steps to permit greater flexibility in the administration of Medicaid. In June 1995, a joint resolution was adopted by Congress to reduce Medicare expenditures by $270 billion and Medicaid expenditures by $180 billion over the seven-year period between 1995 and 2002. A portion of such Medicare and Medicaid reductions would likely reduce the level of payments received by skilled nursing facilities and could adversely impact revenues received by the Company under the Medicare and Medicaid Programs. Until legislation is adopted implementing the budget resolution, the scope of such proposed reductions is unclear. Any reduction in federal Medicaid expenditures would likely result in reductions in state Medicaid expenditures because Medicaid is jointly funded by the federal and state governments. In California, the Department of Health Services has established plans to enroll many Medi-Cal recipients in managed care plans. These plans have the option of covering long-term care in addition to other services, which could materially and adversely affect the Company's revenues. Changes in the reimbursement levels under Medicare or Medicaid and changes in applicable governmental regulations could materially and adversely affect the Company's results of operations. It is uncertain at this time what health care reform legislation will ultimately be enacted and implemented or whether other changes in the administration or interpretation of the governmental health care programs will occur. There can be no assurance that future health care legislation or other changes in the administration or interpretation of governmental health care programs, if enacted, will not have a material adverse effect on the results of operations of the Company.

          In August 1996, legislation was signed into law that will increase minimum wages from $4.25 per hour to $4.75 per hour on October 1, 1996 and to $5.15 per hour on September 1, 1997. In addition, an initiative statute entitled "Minimum Wage Increase" has qualified for the November 5, 1996 California ballot. The initiative statute, Proposition 210, proposes to increase the current state minimum wage of $4.25 per hour to $5.00 per hour on March 1, 1997 and then to $5.75 per hour on March 1, 1998 for all industries. Proposition 210, if passed, would affect minimum wages for California employees only. The Company believes that these wage increases will not have a material adverse effect on the Company's operations.

          Two other initiative measures, Proposition 214 and Proposition 216, have also qualified for the November 5, 1996 California ballot which may impact the Company's operations and finances. Both propositions propose additional regulation of health care businesses. Among other matters, Proposition 214 requires health care businesses to make tax returns and other information public, to disclose certain financial information to consumers including administrative costs, and to publicly disclose the outcome of all complaints, arbitrations and lawsuits. Health care businesses would also be required to provide for minimum staffing of health care facilities which may require the Company's facilities to have physician staff. The initiative statute would also require the Company and its facilities to show just cause before discharging or demoting any certified care giver. Proposition 214 authorizes public and private enforcement actions for violations of its provisions. Proposition 216 also regulates health care businesses and addresses certain matters similar to those contained in Proposition 214. In addition, Proposition 216 requires that taxes be assessed on facilities which reduce or eliminate services, and assesses taxes on facilities involved in sales or mergers. Similar to Proposition 214, it authorizes public and private enforcement actions.

          The growth in health care spending has caused the private sector, Medicare and state Medicaid programs, to reshape the financing of health care services for their beneficiaries. One of the most significant changes to the financing of health care services which the Company anticipates is the shift to managed care. The federal Medicare program, state Medicaid programs and private insurers are anticipated to place greater reliance on managed care alternatives in the future. Providers are generally willing to discount charges for services to managed care plan patients because managed care plans can direct (or strongly influence) the flow of patients. The Company believes that while it is likely that it will service an increasing proportion of managed care enrollees in the future at payment rates which may not be as favorable as those presently in effect, the expansion of managed care may also increase the volume of patients served.

ITEM 2.  PROPERTIES

          EXISTING FACILITIES

          At June 30, 1996, the Company owned or leased 34 skilled nursing care (35 as of August 1996) and four assisted living centers. In addition, the Company owns its corporate headquarters and leases space in buildings at which it operates its pharmacy business, located in Pasadena and Yorba Linda, California. The following table sets forth certain information concerning the skilled nursing care centers and assisted living centers operated by the Company as of June 30, 1996.

                                                               Specialty     Average
                                                       Total      and       Occupancy
                                                     Licensed   Subacute    for F.Y.E.       Owned/
                                    Location           Beds      Beds        06/30/96        Leased
                                    --------         --------   --------    ----------       ------
SKILLED NURSING CARE CENTERS:
  California:
    Woodland                        Reseda             157         30         88%            Leased
    Royalwood                       Torrance           110         22         93%            Leased
    Valley                          Fresno              99         12         94%            Owned
    Villa Maria                     Santa Maria         88         24         91%            Owned
    Earlwood                        Torrance            87         20         93%            Owned
    Sharon                          Los Angeles         86         39         91%            Leased(1)
    Bay Crest                       Torrance            80         47         92%            Leased
    Fountain                        Orange             179         53         92%            Owned
    Carehouse                       Santa Ana          174         40         97%            Owned
    Palm Grove                      Garden Grove       129         48         91%            Leased(1)
    Anaheim                         Anaheim             99         22         96%            Leased
    Devonshire                      Hemet               99         15         95%            Owned
    Willow Creek                    Fresno             108         86         41%            Owned(2)
  Texas:
    Coronado                        Abilene            235         21         86%            Owned
    West Side                       White Settlement   220         28         85%            Owned
    The Woodlands                   Houston            206         22         93%            Owned
    Colonial Tyler                  Tyler              172         20         85%            Owned
    Colonial Manor                  New Braunfels      160         44         85%            Owned
    Guadalupe Valley                Seguin             152         49         88%            Leased(3)
    Town & Country                  Boerne             131         18         81%            Owned
    Clairmont - Longview            Longview           182         56         92%            Owned
    Clairmont - Beaumont            Beaumont           148         24         79%            Owned
    Clairmont - Tyler               Tyler              120         24         86%            Owned
    Oakland Manor                   Giddings           120         50         62%            Leased(3)
    Southern Manor                  Hallettsville      120         50         78%            Leased(3)
    Southwood                       Austin             120         18         84%            Owned
    Comanche Trail                  Big Spring         119         28         75%            Leased(3)
    Heritage Oaks                   Lubbock            114         56         92%            Owned
    Lubbock                         Lubbock            117         10         94%            Owned
    Monument Hill                   La Grange          111         47         92%            Leased(3)
    Live Oak                        George West        100         36         86%            Leased(3)
    Oak Manor                       Flatonia            90         38         63%            Owned
    Oak Crest                       Rockport            90         29         88%            Leased(3)
 Arizona:
    Phoenix Living Center           Phoenix            150         72         87%            Leased(4)
ASSISTED LIVING CENTERS:
  California:
    Carson                          Carson             230         60         78%            Owned
    Spring                          Torrance            51         --         90%            Owned
    Hemet                           Hemet              100         26         79%            Owned(5)
    Fountain                        Orange              87         --         75%            Owned
                                                     -----      -----
                                                     4,940      1,284
                                                     =====      =====

(1) The Company's leases for its Sharon and Palm Grove centers require that OrNda guarantee the Company's obligations under each lease.
(2)        Center opened January 8, 1996.
(3) Leased with options to purchase ranging from July 1996 to February 2005. The option to purchase Oak Crest was exercised in July 1996.
(4)        Subleased to the Company by OrNda.
(5) Building owned by the Company with real property held under a ground lease extending to June 2030.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is subject to malpractice claims and other litigation in the ordinary course of business. In the opinion of its management, the ultimate resolution of all pending legal proceedings will not have a material adverse effect on the Company's business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of its fiscal year ended June 30, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers, who are not also directors are:

             Name                              Position                                   Age
             ----                              --------                                   ---
             David G. Schumacher, Jr.          Sr. Vice President - Operations and
                                               Chief Operating Officer                    40

             Derwin L. Williams                Sr. Vice President - Finance,              59
                                               Chief Financial Officer and Treasurer

             Melodye Stok                      Vice President - Controller, Chief         50
                                               Accounting Officer and Secretary

         David G. Schumacher, Jr., has been Sr. Vice President - Operations and Chief Operating Officer of Summit Care Corporation since January 1, 1996.
Prior to joining Summit, Mr. Schumacher was the Vice President of Operations at Arbor Health Care Company. He also spent ten years in various operations capacities at Manor Care.

         Derwin L. Williams was appointed Vice President - Finance and Chief Financial Officer of the Company on July 1, 1993, Treasurer on May 10, 1994 and Senior Vice President - Finance on December 8, 1995. Previously he has served in the same position at three other nursing home companies: Hallmark Health Service, Inc. from November 1989 to February 1992; Care Enterprises from April 1980 to August 1987; and Flagg Industries, Inc. from June 1978 to March 1980. Mr. Williams has also served in various capacities specializing in Medicare reimbursement for the Company in 1992 and 1993 and for Beverly Enterprises in 1988 and 1989. He is also a certified public accountant.

         Melodye Stok was appointed Secretary of the Company on December 9, 1994 and Vice President - Controller and Chief Accounting Officer on July 1, 1993. Previously she served as the Vice President - Finance of the Company from October 1990 to June 1993. She was also the Controller of the Company from January 1986 to October 1990. Prior to that, she was the Controller of Flagg Industries, Inc. from May 1979 to February 1985.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the NASDAQ Stock Market under the symbol SUMC. On August 30, 1996, the Company had approximately 1,200 shareholders of record.

         The table below sets forth high and low bid prices as reported by the National Association of Securities Dealers, Inc. High and low bid prices reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

                                                          COMMON STOCK
                                                   --------------------------
                                                   HIGH              LOW
                                                   ----              ---
         FISCAL 1996:

         1st Quarter                               $ 25-1/2          $ 16-3/4
         2nd Quarter                                 24-1/2            19-3/8
         3rd Quarter                                 24                16-1/2
         4th Quarter                                 25-3/4            19-1/4

         FISCAL 1995:

         1st Quarter                               $ 24              $ 17-3/4
         2nd Quarter                                 23                15
         3rd Quarter                                 23-3/4            18-1/2
         4th Quarter                                 23-3/4            17-1/4

         No dividends have been paid or are expected to be paid in the foreseeable future on the Company's common stock, as the Company's Board of Directors intends to retain earnings for the use in its business. The Company is restricted from the payment of dividends (other than dividends payable in common stock) or to acquire its common stock by its bank line of credit agreement and senior secured note agreements to the extent that such payments exceed $5,000,000 plus 50% of the Company's net income after June 30, 1995.

ITEM 6.  SELECTED FINANCIAL DATA


                            SELECTED FINANCIAL DATA
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The following table summarizes certain selected financial data of the Company and should be read in conjunction with the related Consolidated Financial Statements of the Company and accompanying Notes to Consolidated Financial
Statements:

                                                       1996         1995         1994        1993       1992
                                                       ----         ----         ----        ----       ----
Consolidated Income Statement Data (year ended):

  Net revenues                                       $176,062     $137,026      $97,599      $83,992   $72,483
  Income before provision for income taxes             11,761       12,498       10,177        8,247     5,026
  Net income                                            7,309        7,511        6,167        5,023     3,086
  Earnings per share (1)                                 1.06         1.10         1.20         1.00       .92

Consolidated Balance Sheet Data (at June 30):

  Total assets                                        223,052      184,480      114,915       73,369    41,489
  Long-term debt                                       10,374       89,788       32,025       30,331     4,929
  Shareholders' equity                                 81,286       73,813       66,361       31,337    26,314

Other Data:

Nursing centers operated:
         Licensed beds (at June 30)                                  4,472        4,294        2,534     2,228
         Average occupancy (year ended)                  86.7%        86.9%        88.9%        90.3%     91.1%

Assisted living centers operated:
         Licensed beds (at June 30)                                    468          468          468       468
         Average occupancy (year ended)                  78.7%        77.9%        73.7%        72.5%     72.7%

Total centers operated:
         Licensed beds (at June 30)                                  4,940        4,762        3,002     2,696
         Average occupancy (year ended)                  85.9%        85.9%        86.5%        87.2%     88.0%





(1) Earnings per share are based on the weighted average number of shares of common stock outstanding and common stock equivalents arising from stock options, which were 6,895,661 for the year ended June 30, 1996, 6,837,991 for the year ended June 30, 1995, 5,156,780 for the year ended June 30, 1994, 5,028,936 for the year ended June 30, 1993 and 3,357,814 for the year ended June 30, 1992. The effect of common stock equivalents arising from stock options on the computation of earnings per share is not significant.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

TWELVE MONTHS ENDED JUNE 30, 1996 COMPARED TO TWELVE MONTHS ENDED JUNE 30, 1995

         Net revenues increased $39,036 or 28.5% from $137,026 in fiscal 1995 to $176,062 in the fiscal year 1996. The increase occurred due to the following:

                                                                      AMOUNT         PERCENT
                                                                      -------        -------
         1.      Acquisitions in fiscal year 1995                     $13,228          33.9%
         2.      Rehabilitative and other specialty services           11,527          29.5
         3.      Increased census days and revenue rates                8,017          20.5
         4.      New beds opened in fiscal years 1995 and 1996          3,614           9.3
         5.      Pharmacy operations                                    2,650           6.8
                                                                      -------         -----
                                                                      $39,036         100.0%
                                                                      =======         =====

         Average occupancy was 85.9% in the fiscal years ended June 30, 1996 and 1995, and new beds were opened in both fiscal years. Excluding acquisitions and newly constructed beds, the average occupancy was 88.4% in the fiscal year ended June 30, 1996 and 89.0% in the fiscal year ended June 30, 1995. The Company's quality mix (revenues from Medicare, managed care and private pay patients as a percentage of gross revenues excluding pharmacy revenues) was 66.7% in the fiscal year ended June 30, 1996 and 63.1% in the fiscal year ended June 30, 1995.

         Expenses, consisting of salaries and benefits, supplies, purchased services, provision for doubtful accounts and other as a percent of net revenues increased from 82.0% of net revenues in the fiscal year ended June 30, 1995 to 84.6% in the fiscal year ended June 30, 1996. Total salaries and employee related benefits were 44.4% of net revenues in the fiscal year ended June 30, 1996 compared to 46.1% of net revenues in the fiscal year ended June 30, 1995. Expenses increased $36,552 or 32.5% from $112,377 in the fiscal year ended June 30, 1995 to $148,929 in the fiscal year ended June 30, 1996 for the following reasons:

                                                                      AMOUNT                 PERCENT
                                                                      -------                -------
         1.      Rehabilitative and other specialty services          $10,906                  29.8%
         2.      Acquisitions in fiscal year 1995                      10,454                  28.6
         3.      Salaries and benefits                                  7,592                  20.8
         4.      Expenses relating to new beds opened
                   in fiscal years 1995 and 1996                        3,202                   8.8
         5.      Other expenses                                         4,398                  12.0
                                                                      -------                 -----
                                                                      $36,552                 100.0%
                                                                      =======                 =====

         Income before rental, depreciation and amortization and interest expense, net of interest income, increased $2,484 or 10.1% from $24,649 in the fiscal year ended June 30, 1995 to $27,133 in the fiscal year ended June 30, 1996 and was 15.4% of net revenues in the fiscal year ended June 30, 1996 compared to 18.0% in the fiscal year ended June 30, 1995.

         Rental, depreciation and amortization and interest expense, net of interest income, increased by $3,221 or 26.5% from $12,151 in the fiscal year ended June 30, 1995 to $15,372 in the fiscal year ended June 30, 1996. Substantially all of this increase was due to depreciation and amortization, rent and interest expense related to acquisitions and newly constructed beds in fiscal years 1995 and 1996.

         The Company's effective tax rate was 37.9% of income in the fiscal year ended June 30, 1996 and 39.9% of income in the fiscal year ended June 30, 1995. Net income after taxes decreased $202 or 2.7% from $7,511 in the fiscal year ended June 30, 1995 to $7,309 in the fiscal year ended June 30, 1996.

TWELVE MONTHS ENDED JUNE 30, 1995 COMPARED TO TWELVE MONTHS ENDED JUNE 30, 1994

         Net revenues increased by $39,427, or 40.4%, from $97,599 in fiscal 1994 to $137,026 in fiscal 1995. This increase occurred primarily due to acquisitions (89.7%) and increased pharmacy operations (6.8%). The remaining 3.5% increase was due to increased use of rehabilitative and other specialty services offset slightly by a decrease in census days due to 102 beds being removed from service. Average occupancy decreased to 85.9% in fiscal 1995 from 86.5% in fiscal 1994 including acquisitions. Excluding acquisitions and newly constructed beds, average occupancy was 89.0% in fiscal 1995. The Company's quality mix was 63.1% in fiscal 1995 and 63.4% in fiscal 1994.

         Expenses, consisting of salaries and benefits, supplies, purchased services, provision for doubtful accounts and other as a percent of net revenues declined from 82.6% of revenues in fiscal 1994 to 82.0% in fiscal 1995. Total salaries and employee related benefits were 47.1% of net revenues in fiscal 1994 compared to 46.1% of net revenues in fiscal 1995. Expenses increased $31,760 or 39.4% from $80,617 in fiscal 1994 to $112,377 in fiscal 1995. Acquisitions represented 90.3% of this increase, pharmacy costs increased 3.2% due to new business, rehabilitative and other specialty service costs rose 5.4% due to a greater utilization of such services during the twelve months ended June 30, 1995, and other expenses increased 1.1%.

         Income before rental, depreciation and amortization and interest expenses net of interest income increased $7,667 or 45.2% from $16,982 in fiscal 1994 to $24,649 in fiscal 1995 and was 18.0% of revenues in fiscal 1995 compared to 17.4% in fiscal 1994.

         Rental, depreciation and amortization and interest expense net of interest income increased by $5,346 or 78.6% from $6,805 in fiscal 1994 to $12,151 in fiscal 1995. Substantially all of this increase was due to depreciation and amortization, rent and interest expense related to new acquisitions.

         The Company's effective tax rate was 39.9% of income for fiscal 1995 compared to 39.4% for fiscal 1994. Net income after taxes increased $1,344 or 21.8% from $6,167 in fiscal 1994 to $7,511 in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1996, the Company had $2,658 in cash and cash equivalents and working capital of $13,906. Cash and cash equivalents decreased $443 for the year ended June 30, 1996.

         Net cash provided by operating activities decreased $2,424 from $7,014 for the year ended June 30, 1995 to $4,590 for the year ended June 30, 1996. The decrease is attributable primarily to an increase in amounts owing from the Company's Medicare fiscal intermediary which amounts are included in other current assets.

         Accounts receivable, less allowance for doubtful accounts, increased $7,594 for the year ended June 30, 1996, primarily as a result of acquiring thirteen skilled nursing care centers and opening two centers constructed by the Company. The Company's average accounts receivable days outstanding were 39 at the end of fiscal year 1996 and were 32 at the end of fiscal years 1995 and 1994. The increase in accounts receivable days outstanding were primarily due to an increase in Medicare and managed care revenues.

         For the year ended June 30, 1996, the Company added $26,558 to its property and equipment and $418 to its notes receivable. The additions to property and equipment were primarily for the construction of skilled nursing centers in Fresno, California, and in Ft. Worth, Texas, or $13,927, and the renovation and replacement of furnishings and equipment at the remaining centers and the pharmacies, or $12,631.

         The addition to property and equipment and notes receivable totaling $26,976 were primarily financed with a combination of new long- term debt in the form of senior secured notes, the bank line of credit and net cash provided by operating activities. In December 1995, the Company issued $55,000 of Senior Secured Notes ("New Notes"), the initial funding of $70,000 in New Notes. The remaining amount of $15,000 was issued in July, 1996. In transactions related to the New Notes, the Company reduced its bank line of credit from $60,000 to $40,000 at more favorable interest rates and amended the indenture for its $25,000 Senior Secured Notes ("Current Notes"). Also, the bank line of credit's repayment period following the revolving commitment was reduced from four years to three years. Holders of the Current Notes and the New Notes and the Company's bank lenders have entered into an intercreditor agreement and collateral agreement which provide a security interest in certain real estate on a pari passu basis and except for certain permitted liens, a negative pledge on the Company's assets. The New Notes are payable at the end of the fifth year ($7,000), the end of the sixth year ($5,000), annually from the eighth year through the twelfth year ($48,000) and at the end of the fifteenth year ($10,000). The annual, fixed interest rate on each New Note ranges from 7.38% on the earliest maturing New Note to 8.14% on the last New Note to mature and averages 7.8% when weighted.

         The Company believes that it has sufficient capital resources and cash flow from its existing operations to service long-term debt due within one year of $2,985, to make normal recurring capital replacements, additions and improvements of approximately $11,600 planned for the next 12 months, to develop properties over the next 12 months costing approximately $11,500 and to meet other long-term working capital needs and obligations. The Company expects, on a selective basis, to pursue expansion of its existing centers and the acquisition or development of additional centers in markets where demographics and competitive factors are favorable. The Company currently has plans, or is developing plans, to construct and open 195 new beds in four centers by the summer of 1997.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In March 1995, Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), was issued. SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt SFAS 121 in the first quarter of fiscal year 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

         In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), was issued which, if elected, would require companies to use a new fair value method of valuing stock-based compensation plans. The Company has elected to continue following present accounting rules under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" which uses an intrinsic value method and often results in no compensation expense. However, at the end of fiscal year 1997, in accordance with SFAS 123, the Company will provide pro forma disclosure of what net income and earnings per share would have been had the new fair value method been used.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors
Summit Care Corporation


We have audited the accompanying consolidated balance sheets of Summit Care Corporation and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Summit Care Corporation at June 30, 1996 and 1995, and the consolidated results of its operations and cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                        ERNST & YOUNG LLP


Los Angeles, California
August 19, 1996

                            SUMMIT CARE CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  YEARS ENDED JUNE 30,
                                               ----------------------------------------------------
                                                 1996                  1995                 1994
                                               --------              --------              -------
Net revenues                                   $176,062              $137,026              $97,599

Expenses:

         Salaries and benefits                   78,233                63,171               45,962
         Supplies                                18,071                15,374               11,476
         Purchased services                      37,963                22,234               14,611
         Provision for doubtful accounts          2,241                 1,330                  828
         Other expenses                          12,421                10,268                7,740
         Rental                                   2,656                 1,691                1,388
         Rental to related parties                   --                   450                  225
         Depreciation and amortization            6,142                 5,249                2,949
         Interest (net of interest income,
         $522, $513 and $404, respectively)       6,574                 4,761                2,243
                                               --------              --------              -------

                                                164,301               124,528               87,422
                                               --------              --------              -------

Income before provision for income taxes         11,761                12,498               10,177
Provision for income taxes                        4,452                 4,987                4,010
                                               --------              --------              -------

Net income                                     $  7,309              $  7,511              $ 6,167
                                               ========              ========              =======


Earnings per share                             $   1.06              $   1.10              $  1.20
                                               ========              ========              =======





                             See accompanying notes

                            SUMMIT CARE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                                  JUNE 30,
                                                                      --------------------------------
                                                                         1996                  1995
                                                                      ---------              ---------
ASSETS

Current assets:
         Cash and cash equivalents                                     $  2,658               $  3,101
         Accounts receivable, less allowance for doubtful
         accounts: 1996 - $2,084; 1995 - $989;                           27,930                 20,336
         Supplies inventory, at cost                                      2,058                  2,176
         Other current assets                                            13,032                  4,570
                                                                       --------               --------

Total current assets                                                     45,678                 30,183


Property and equipment, at cost:
         Land and land improvements                                      16,018                 13,653
         Buildings and leasehold improvements                           136,907                123,723
         Furniture and equipment                                         18,668                 14,967
         Construction in progress                                        15,043                  8,868
                                                                       --------               --------

                                                                        186,636                161,211

         Less accumulated depreciation and amortization                  21,713                 16,999
                                                                       --------               --------

                                                                        164,923                144,212


Notes receivable, less allowance for doubtful accounts:
         1996 - $268; 1995 - $184                                         4,845                  4,460
Other assets                                                              7,606                  5,625
                                                                       --------               --------

                                                                       $223,052               $184,480
                                                                       ========               ========





                             See accompanying notes

                            SUMMIT CARE CORPORATION
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


                                                                                   JUNE 30,
                                                                       -------------------------------
                                                                        1996                   1995
                                                                       --------               --------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Payable to bank                                               $  4,165               $  2,972
         Accounts payable                                                19,895                 10,972
         Employee compensation and benefits                               3,738                  4,008
         Income taxes payable                                               989                  1,061
         Long-term debt due within one year                               2,985                  1,009
                                                                       --------                -------

Total current liabilities                                                31,772                 20,022

Long-term debt                                                          107,389                 88,779

Deferred income taxes                                                     2,605                  1,866
                                                                       --------               --------

Total liabilities                                                       141,766                110,667

Commitments and contingencies

Shareholders' equity:
    Preferred stock, no par value, 2,000,000
         authorized shares, none issued
   Common stock, no par value, 100,000,000 authorized shares;
         6,772,800 and 6,759,300 issued and outstanding,
         respectively                                                    51,486                 51,322

Retained earnings                                                        29,800                 22,491
                                                                       --------               --------

Total shareholders' equity                                               81,286                 73,813
                                                                       --------               --------

                                                                       $223,052               $184,480
                                                                       ========               ========





                             See accompanying notes

                            SUMMIT CARE CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                        THREE YEARS ENDED JUNE 30, 1996



                                                        Common Stock
                                                    ---------------------       Retained
                                                    Shares        Amount        Earnings         Total
                                                    ------        ------        --------         -----
Balances at June 30, 1993                          5,015,000      $22,524        $ 8,813        $31,337

 Net income                                               --           --          6,167          6,167
 Exercise of stock options                             3,600           38             --             38
 Issuance of common stock, net                     1,725,000       28,819             --         28,819
                                                   ---------      -------        -------        -------

Balances at June 30, 1994                          6,743,600       51,381         14,980         66,361

 Net income                                               --           --          7,511          7,511
 Exercise of stock options                            15,700          192             --            192
 Expenses on sale of common stock                         --         (251)            --           (251)
                                                   ---------      -------        -------        -------

Balances at June 30, 1995                          6,759,300       51,322         22,491         73,813

 Net income                                               --           --          7,309          7,309
 Exercise of stock options                            13,500          164             --            164
                                                   ---------      -------        -------        -------

Balances at June 30, 1996                          6,772,800      $51,486        $29,800        $81,286
                                                   =========      =======        =======        =======





                             See accompanying notes

                            SUMMIT CARE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                         YEARS ENDED JUNE 30,
                                                           ----------------------------------------------
                                                             1996              1995                1994
                                                           --------          --------            --------
Operating activities:
 Net income                                                $  7,309          $  7,511            $  6,167
 Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                           6,142             5,249               2,949
      (Increase) in accounts receivable                      (7,594)           (6,907)             (4,014)
      Decrease (increase) in supplies inventory                 118              (623)               (507)
      (Increase) in other assets                            (10,705)           (1,740)             (2,652)
      Increase in accounts payable                            8,923             2,512               4,437
      (Decrease) increase in employee compensation
         and benefits                                          (270)              478               1,004
      (Decrease) increase in income taxes payable               (72)              577                 (50)
      Increase (decrease) in deferred income tax liability      739               (43)                178
                                                           --------          --------            --------

      Total adjustments                                      (2,719)             (497)              1,345
                                                           --------          --------            --------

      Net cash provided by operating activities               4,590             7,014               7,512
                                                           --------          --------            --------

Investing activities:
 Issuance of notes receivable                                  (916)           (2,089)             (1,313)
 Principal payments of notes receivable                         498               962                 544
 Additions to property and equipment                        (26,558)           (9,004)            (15,505)
 Acquisitions of nursing centers                                 --           (51,178)                 --
 Additions to other assets                                       --            (3,279)                 --
                                                           --------          --------            --------

      Net cash used in investing activities                 (26,976)          (64,588)            (16,274)

Financing activities:
 Increase (decrease) in payable to bank                       1,193               826                (741)
 Principal payments on long-term debt                       (49,914)          (38,225)            (22,090)
 Proceeds from long-term debt                                70,500            76,520              18,048
 Net (expenses) proceeds from sale of common stock               --              (251)             28,819
 Net proceeds on exercise of stock options                      164               192                  38
                                                           --------          --------            --------
      Net cash provided by financing activities              21,943            39,062              24,074
                                                           --------          --------            --------

(Decrease) increase in cash and cash equivalents               (443)          (18,512)             15,312

Cash and cash equivalents at beginning of year                3,101            21,613               6,301
                                                           --------          --------            --------
Cash and cash equivalents at end of year                   $  2,658          $  3,101            $ 21,613
                                                           ========          ========            ========





                             See accompanying notes

                            SUMMIT CARE CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


                                                                    YEARS ENDING JUNE 30,
                                                             -----------------------------------
                                                             1996         1995            1994
                                                             ----       --------        --------
Supplemental disclosures of non-cash investing
 and financing activities:
    Acquisition notes payable                                $ --       $ (2,814)       $ (5,736)
    Acquisition of nursing care centers                        --          2,814           5,736
    Acquisition of nursing care centers
      under capital leases                                     --         16,654             --
    Capital lease obligations                                  --        (16,654)            --





                             See accompanying notes

                            SUMMIT CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE YEARS ENDED JUNE 30, 1996
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS: Summit Care Corporation ("Company" or "SCC") provides a variety of health care services primarily to the elderly through the operation of subacute, skilled nursing, Alzheimer and assisted living units in skilled nursing care centers and assisted living centers in California, Texas and Arizona. These services include nursing care, lodging, food and certain specialty medical services, including rehabilitation care, infusion therapy and other ancillary services. The Company also provides specialty pharmaceutical and infusion therapy services to other long-term care providers. In April 1994, OrNda HealthCorp ("OrNda") acquired the Company's then majority shareholder, Summit Health Ltd. ("SHL"). The Company completed a common stock offering in June 1994, which reduced OrNda's percentage ownership to below 50%. OrNda's 7.5% Exchangeable Subordinated Notes ("OrNda Notes") were exchangeable into its equity interest in the Company's common stock, at the option of the holders. OrNda redeemed 100% of the outstanding OrNda Notes in exchange for its equity interest in the Company's common stock in August 1995. OrNda currently has no position in the Company's common stock.

         BASIS OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

         USE OF ESTIMATES: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         INVENTORIES: Inventories are stated at the lower of cost (first-in, first-out method) or market.

         REVENUES: Approximately 70 percent, 68 percent, and 69 percent of the Company's revenues in the years ended June 30, 1996, 1995 and 1994 were derived from funds under Federal and state medical assistance programs, the continuation of which are dependent upon governmental policies. These revenues are based, in certain cases, upon cost reimbursement principles and are subject to audit. Revenues are recorded on an accrual basis as services are performed at their estimated net realizable value. A significant portion of the Company's skilled nursing care center revenues is derived from government sponsored health care programs such as Medicare and Medicaid. These programs are highly regulated and are subject to budgetary and other constraints. While the Company's cash flow could be adversely affected by periodic government program funding delays or shortfalls, management does not believe there are any significant credit risks associated with these government programs.

         PROPERTY AND EQUIPMENT: Depreciation and amortization (straight-line method) is based on the estimated useful lives of the individual assets as follows:

 Building and improvements                  15-40 years
 Leasehold improvements                     Shorter of lease term or estimated useful life
 Furniture and equipment                    3-20 years

         Amortization of capital leases is included in depreciation and amortization expense. For leasehold improvements, where the Company has acquired the right of first refusal to purchase or to renew the lease, amortization is based on the period covered by the right.

         INTANGIBLE ASSETS: Goodwill of $2,321, less accumulated amortization of $116, is included in other assets at June 30, 1996 and is amortized over 35 years using the straight-line method.

         EARNINGS PER SHARE: Earnings per share is based on the weighted average number of shares of common stock outstanding and common stock equivalents arising from stock options which were 6,895,661 for the year ended June 30, 1996, 6,837,991 for the year ended June 30, 1995 and 5,156,780 for the year ended June 30, 1994. The effect of common stock equivalents arising from stock options on the computation of earnings per share is not significant.

                            SUMMIT CARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        THREE YEARS ENDED JUNE 30, 1996
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

         CASH AND CASH EQUIVALENTS: Cash and cash equivalents include highly liquid investments with an original maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions.

         CASH MANAGEMENT: The Company utilizes a centralized cash management system. Payable to bank represents checks outstanding.

         RECENT ACCOUNTING PRONOUNCEMENTS: In March 1995, Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), was issued. SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt SFAS 121 in the first quarter of fiscal year 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

         In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), was issued which, if elected, would require companies to use a new fair value method of valuing stock-based compensation plans. The Company has elected to continue following present accounting rules under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" which uses an intrinsic value method and often results in no compensation expense. However, at the end of fiscal year 1997, in accordance with SFAS 123, the Company will provide pro forma disclosure of what net income and earnings per share would have been had the new fair value method been used.

         RECLASSIFICATIONS: Certain amounts have been reclassified to conform with 1996 presentations.

2.       FAIR VALUES OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used by the Company in estimating its fair market value disclosures.

         CASH AND CASH EQUIVALENTS: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

         NOTES RECEIVABLE (INCLUDING CURRENT PORTION): The carrying amount is $5,786. The fair value of $6,065 is estimated using discounted cash flow analyses, based on interest rates currently being offered for notes with similar terms to borrowers of similar credit quality.

         LONG-TERM DEBT (INCLUDING CURRENT PORTION): The $110,374 carrying value of long-term debt is based on the original face value (issue amount). The fair value of $94,931 is based on present value of the underlying cash flows discounted at the Company's incremental borrowing rate.

3.       MATERIAL TRANSACTIONS WITH RELATED ENTITIES

         ORNDA HEALTHCORP AND SUMMIT HEALTH LTD.: The Company has an agreement with OrNda under which the Company leases a portion of its corporate office space to OrNda and shares the cost of building services with OrNda. The agreement also requires OrNda to provide tax accounting to the Company. The Company's reimbursement to OrNda for these services, less rental income from OrNda for the space, approximated $50 for the year ended June 30, 1996, $23 for the year ended June 30, 1995 and $350 for the year ended June 30, 1994. The Company believes that the amount reimbursed is reasonable for the services provided. The agreement which expires in March 1997 also indemnifies the Company against any liability arising from its divestiture of facilities, the net assets of which were purchased by SHL during the year ended June 30, 1992. The provisions of the indemnification will survive the termination of the agreement. Certain provisions of this agreement have been terminated or amended as a result of the redemption on August 28, 1995 by OrNda of 100% of the OrNda Notes in exchange for the Company's common stock (see Note 1).

         At June 30, 1996, the net amount due from OrNda for transactions between the Company and OrNda was $602 and is included in Other Current Assets (see Note 5).

         SUMMIT PROPERTIES AND SIERRA LAND GROUP, INC.: Prior to the acquisition of SHL by OrNda in April 1994, certain owners of Summit Properties and Sierra Land Group, Inc. ("Sierra"), collectively (the affiliates), also were principal shareholders of SHL, some of whom were also directors of the Company. OrNda acquired their ownership interest in SHL and those who were directors of the Company resigned as directors. In January 1994, the Company entered into a ten-year sub-lease of a nursing care center leased by SHL from Sierra. The Company believes the monthly lease payments of $37 are reasonable for the market area. Lease payments to OrNda and SHL were $450 for each of the years ended June 30, 1996 and 1995 and $225 for the year ended June 30, 1994.

         INSURANCE COVERAGE: Prior to OrNda's acquisition of SHL, the Company was co-insured under common policies with SHL with respect to general and professional, workers' compensation, group health and property and casualty. Currently, with the exception of workers' compensation, the Company is insured with independent companies. The Company rents a captive insurance company, Meridian Insurance Company Ltd. ("Meridian"), which is partially owned by persons who sold their interests in SHL to OrNda and resigned their directorships in the Company, for the purpose of providing reinsurance coverage for its workers' compensation claims up to $250 per occurrence and $1,300 on an annual aggregate basis. Until December 31, 1994, the Company's general and professional liability risks were insured by Meridian for losses limited to $2,000 per occurrence and $2,000 annual aggregate losses. Also, until December 31, 1994, Tristar Risk Management (formerly TOPA Insurance Company), which is partially owned by a person who was formerly a shareholder of SHL and formerly a director of the Company, insured the Company's workers' compensation risks in California. The Company's co-insured position with SHL with respect to group health, property and casualty policies was discontinued effective July 1, 1994. Amounts incurred by the Company for premium expense payable to insurance companies during the time they were affiliated with the Company were $1,605 and $3,015 for the years ended June 30, 1995 and 1994, respectively.

4.       ACQUISITIONS AND CONSTRUCTION ACTIVITY

         FISCAL YEAR 1996: On January 8, 1996, the Company opened a 108-bed skilled nursing care center in Fresno, California, and in August 1996, opened another 56 beds at the same site. Total cost of construction including the original purchase price (see this note, Fiscal Year 1994) was $13,005, including an estimated $300 to complete construction after June 30, 1996 (see
Note 11).

         In March 1996, the Company added 20 licensed beds to one of its two skilled nursing care centers in Beaumont, Texas, increasing the center's total beds to 148. Total cost of construction was $785. In June 1996, the Company also added 54 beds to its skilled nursing care center in Longview, Texas, increasing the total beds to 182. Total cost of construction was $1,860.

         Cost of construction completed in the year ended June 30, 1996 was financed with funds from the senior secured notes issued in December 1995 and draws against the Company's bank line of credit (see Note 6).

         FISCAL YEAR 1995: On September 1, 1994, the Company purchased a 220-bed skilled nursing care center in White Settlement (Fort Worth), Texas, for $11,925 in cash and a four-acre site for $1,500 in cash for construction of a 210-bed skilled nursing care center located in Fort Worth, Texas, which began in May 1995 (see Note 11).

         The Company acquired on October 1, 1994 the leasehold interest in six skilled nursing care centers and the real and personal property of a seventh with a combined total of 783 beds located in various communities in Texas for $30,938, including goodwill of $2,321. The purchase price consists of (I) $11,470 in cash (of which $8,541 was funded under the Company's bank line of credit), (ii) a $2,814 promissory note ($3,000 less a $186 discount) at 9% interest (7% contract rate) fully amortized in seven years and (iii) a $16,654 capital lease obligation assumed by the Company. The leases on the six centers range from eight to twenty-one years, include purchase options, the first exercisable in July 1996, and the last exercisable in February 2005, and have combined monthly payments of $159 (see Note 11).

         On December 1, 1994, the Company acquired four skilled nursing care centers in three communities in East Texas with a combined total of 548 beds for $27,000 in cash and, in a separate transaction, the leasehold interest in a 119-bed skilled nursing care center located in Big Spring, Texas, for $800 in cash. Both transactions were funded under the Company's bank line of credit.

                            SUMMIT CARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        THREE YEARS ENDED JUNE 30, 1996
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

         The Company's acquisitions have been accounted for as purchases and, accordingly, the results of operations of the acquired centers have been included in the consolidated statement of income since the date of acquisition.

         The Company completed in May 1995 an addition of 74 beds to a 76-bed nursing care center which is operated under a ten-year sub-lease with OrNda (see Note 3).

         FISCAL YEAR 1994: The Company acquired a 206-bed skilled nursing care center located in the Houston, Texas metropolitan area on December 1, 1993, for $6,742 consisting of $1,042 in cash, the assumption of existing debt of $4,523 and a new note to the seller for $1,177. On January 4, 1994, the Company assumed operation of a 76-bed skilled nursing care center under a ten-year sub-lease with OrNda (see Note 3) requiring monthly lease payments of $37. Also, in January 1994, the Company purchased a former psychiatric hospital in Fresno, California, for $4,200 in cash (see this note, Fiscal Year 1996). In June 1994, construction was completed on a 114-bed skilled nursing care center located in Lubbock, Texas, which had been a former hospital and was acquired from Summit Properties in May 1992 for $900 in cash. The cost of construction was $4,582 paid in cash. The new center opened for operations in July 1994.

5.       OTHER CURRENT ASSETS

         Other current assets as of June 30 consist of the following:

                                              1996                1995
                                            --------            --------
         Due from third party
             payors                         $  8,055            $    804
         Deferred tax assets                   1,810               1,114
         Notes receivable                        672                 640
         Prepaid expenses                        952               1,008
         Other receivables                     1,543               1,004
                                             -------             -------
                                             $13,032             $ 4,570
                                             =======             =======

                            SUMMIT CARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        THREE YEARS ENDED JUNE 30, 1996
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

6.  LONG-TERM DEBT

 Long-term debt consists of the following:

 JUNE 30,                                                            1996                  1995
 --------                                                           -------               -------
 Senior secured notes, at fixed interest rates from 7.38% to
 8.14%, interest only payable semi-annually, principal due
 from December 2000 to December 2010 in various annual
 payments, secured by property and equipment with a
 book value of approximately $76,660 at June 30, 1996.              $55,000               $    --

 Secured revolving bank line of credit expires September 30,
 1997, variable interest rates from 6.56% to 8.25% in the
 year ending June 30, 1996, convertible to term loan due in
 equal quarterly principal payments through September 2000,
 secured by property and equipment with a book value of
 approximately $8,385 at June 30, 1996.                               6,000                39,500

 8.96% senior secured notes, due 2002, interest only, payable semi-annually through December 1997, annual principal
 payments of $4,150 thereafter, secured by property with a
 book value of approximately $34,736 at June 30, 1996.               25,000                25,000

 Present value of capital lease obligations at effective interest rates from 7% to 9%, secured by property and equipment with
 a book value of approximately $26,758 at June 30, 1996.             15,680                16,282

 Mortgage and other note payable, fixed interest rates from
 7.75% to 9%, due in various monthly installments through
 January 2026, secured by property and equipment with a
 book value of approximately $6,378 at June 30, 1996.                 5,231                 5,166

 Promissory note, less imputed interest of $109 in the year
 ended June 30, 1996, at effective interest rate of 9% due in
 October 2001, secured by the leasehold interest in a
 nursing care center, with a book value of approximately
 $3,175 at June 30, 1996.                                             2,304                 2,616

 Mortgage note payable, variable interest rates from
 8.25% to 9.0% in year ended June 30, 1996, due in equal
 monthly principal installments through March 2001, secured
 by property and equipment with a book value of approximately
 $2,798 at June 30, 1996.                                             1,159                 1,224

    Less current portion                                             (2,985)               (1,009)
                                                                   --------               -------
    Non-current portion                                            $107,389               $88,779
                                                                   ========               =======

         Future maturities of long-term debt (including capital lease obligations) are as follows: years ending June 30, 1997 - $2,985; 1998 - $8,501; 1999 - $10,682; 2000 - $10,467; 2001 - $10,873; and thereafter -
$66,866.

                            SUMMIT CARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        THREE YEARS ENDED JUNE 30, 1996
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

         In June 1994, the Company obtained a $25,000 bank line of credit secured by property, equipment and accounts receivable. In November 1994, the Company obtained a $20,000 short-term, unsecured line of credit from a bank.
In February 1995, an amendment to the Company's secured bank line of credit was consummated which increased the commitment from $25,000 to $60,000. In December 1995, the Company amended the secured bank line of credit which reduced the commitment to $40,000, converted accounts receivable from collateral to a negative pledge, extended the revolver to September 30, 1997 and reduced the period of the term loan upon termination of the revolver from four to three years. The interest rate is variable and at the Company's option, will equal either the bank prime rate or the Eurodollar rate plus a margin (reduced by the amendment) that varies depending on the ratio of certain senior debt to earnings before certain interest, taxes, depreciation and amortization. At June 30, 1996, loans outstanding were $6,000 which was used to finance the construction described in Note 4 (see Note 11).

         The bank line of credit loan agreement and the two senior secured note agreements contain covenants that include requirements to comply with certain financial tests and ratios and restrict the ability of the Company to incur additional indebtedness. Also, the Company is restricted by the agreements from the payment of dividends (other than dividends payable in common stock) or to acquire its common stock to the extent that such payments exceed $5,000 plus 50% of the Company's net income after June 30, 1995. The Company currently is meeting all financial tests and ratios.

         Interest expense was $8,701, $6,033, and $3,172 in fiscal years 1996, 1995 and 1994, respectively, of which $1,605, $759 and $525 in 1996, 1995 and
1994 were capitalized as part of the ongoing construction projects. Interest payments were $7,874, $5,712 and $3,165 in fiscal years 1996, 1995 and 1994, respectively.

7.       INCOME TAXES

         The Company filed consolidated Federal income tax returns with SHL and combined state tax returns with SHL and Sierra pursuant to a tax-sharing agreement for the periods prior to the Company's initial public offering of common stock completed on March 18, 1992. The Company's tax sharing agreement with SHL provides for the indemnification of the Company for any final determination of tax, interest and penalties which may be due as a result of audits for tax years through June 30, 1991. SHL also indemnified the Company for any Federal income taxes, interest and penalties that may be finally determined to be payable by SHL or its affiliates for the year ended June 30, 1992, that is allocable to SHL or its affiliates other than the Company. However, the Company as a member of the SHL consolidated group is jointly and severally liable for group Federal income tax liabilities related to periods prior to March 18, 1992. In the event that SHL is not able to discharge any such liabilities fully, the Company could be held responsible for any unpaid portion. Between March 18, 1992 and April 19, 1994, the date SHL was acquired by OrNda, the Company filed a combined California return with SHL and Sierra, but filed a separate Federal income tax return. Subsequent to April 19, 1994, the Company files separate California and Federal income tax returns.

         The provision for income taxes consists of the following:

                 YEARS ENDED JUNE 30,              1996                  1995                1994
                 --------------------             ------                ------              ------
                 Federal:
                         Current                  $3,611                $4,359                $3,276
                         Deferred                     19                  (277)                  (97)
                                                  ------                ------               -------
                                                   3,630                 4,082                 3,179

                 State:
                         Current                     798                   952                   844
                         Deferred                     24                   (47)                  (13)
                                                  ------                ------              --------
                                                     822                   905                   831
                                                  ------                ------                ------
                                                  $4,452                $4,987                $4,010
                                                  ======                ======                ======

        Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements and represent differences between income for tax purposes and income for

                            SUMMIT CARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        THREE YEARS ENDED JUNE 30, 1996
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

financial statement purposes in future years. Temporary differences are primarily attributable to reporting for income tax purposes excess of tax over book depreciation, bad debts and vacation benefits. The current deferred tax assets are included in other current assets (see Note 5). Significant components of the Company's deferred tax liabilities and assets as of June 30 are as follows:

                                                                   1996                          1995
                                                           --------------------          --------------------
                                                                          NON-                          NON-
                                                           CURRENT      CURRENT          CURRENT      CURRENT
                                                           -------      -------          -------      -------
                 INCOME TAXES
                 ------------
                 Deferred tax liabilities:
                   Tax over book depreciation              $   --      $(3,136)          $   --       $(2,220)
                   Other                                       --         (137)              --          (300)
                                                           -------     -------           ------       -------
                       Total deferred tax liabilities           --      (3,273)              --        (2,520)

                 Deferred tax assets:
                   Bad debt and vacation and
                   deferred compensation benefits           1,810          330            1,114           288
                 State tax                                     --          338               --           366
                                                           ------      -------           ------       -------

                      Total deferred tax assets             1,810          668            1,114           654
                                                           ------      -------           ------       -------

                 Net deferred tax assets (liabilities)     $1,810      $(2,605)          $1,114       $(1,866)
                                                           ======      =======           ======       ========


        A reconciliation of the provision for income taxes with the amount computed using the Federal statutory rate is as follows:

                 YEARS ENDED JUNE 30,                            1996             1995             1994
                 --------------------                            ----             ----             ----
                 Federal rate                                    35.0%            35.0%            34.0%
                 State taxes, net of Federal tax benefit          4.5              4.7              5.4
                 Tax credits                                     (1.6)            (0.8)            (0.3)
                 Other, net                                       --               1.0              0.3
                                                                ----              ----             ----
                                                                37.9%             39.9%            39.4%
                                                                ====              ====             ====

        Total income tax payments during fiscal years 1996, 1995 and 1994 were $3,904, $4,876 and $4,183, respectively.

                            SUMMIT CARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        THREE YEARS ENDED JUNE 30, 1996
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

8.      LEASES

        The Company leases certain of its centers, equipment and its pharmacy space under both noncancellable operating leases and capital leases. The leases generally provide for payment of property taxes, insurance and repairs, and have rent escalation clauses based upon the consumer price index or annual per bed adjustments.

        All capital leases contain purchase options and the accompanying balance sheet and following schedule have been prepared assuming such options will be exercised (see Note 11). Some leases contain various renewal options and extend up to the year 2030. Property and equipment includes the following amounts for leases which have been capitalized:

                 YEAR ENDED JUNE 30,                         1996
                 -------------------                        -----
                 Land and improvements                      $ 1,605
                 Buildings and improvements                  23,601
                 Equipment and furnishings                    2,009
                                                            -------
                                                             27,215
                 Less accumulated amortization                1,450
                                                            -------
                                                            $25,765
                                                            =======

        The future minimum rental payments under noncancellable operating leases and capital leases (including purchase options when expected to be exercised) that have initial or remaining lease terms in excess of one year as of June 30, 1996, are as follows:


                                       OPERATING            CAPITAL
                                        LEASES              LEASES             TOTAL
                                       ---------           --------            -----
        Year Ending June 30,
        --------------------
        1997                           $ 2,684              $ 3,646            $ 6,330
        1998                             2,351                3,329              5,680
        1999                             2,362                4,634              6,996
        2000                             2,109                4,297              6,406
        2001                             1,888                  350              2,238
        Thereafter                      10,397                3,846             14,243
                                       -------              -------            -------
        Total minimum lease
                  payments              21,791               20,102             41,893
        Less amount representing
                  interest                  --                4,422              4,422
                                       -------              -------            ------

        Present value of net
        minimum lease payments
        included in long-term debt.
        See Note 6.                    $21,791              $15,680            $37,471
                                       =======              =======            =======

                            SUMMIT CARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        THREE YEARS ENDED JUNE 30, 1996
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9.      CONTINGENCIES

        The Company is subject to malpractice claims and other litigation arising in the ordinary course of business. In the opinion of management, any liability beyond amounts covered by insurance and the ultimate resolution of all pending legal proceedings will not have a material adverse effect on the Company's financial position or results of operations.

10.     SHAREHOLDERS' EQUITY

        On June 16, 1994, the Company completed a common stock offering of 1,725,000 shares at a price of $17.75. The net proceeds of this transaction were $28,819.

        Effective July 1, 1991, the Company adopted a stock option plan authorizing issuance of 250,000 shares of common stock. The plan was amended on December 9, 1994 and again on December 8, 1995 to increase the authorized shares to 1,400,000. Options may be granted to key employees, and directors, of the Company. Options granted to employees may be either incentive stock options or nonstatutory options. Only non-qualified options may be granted to non-employee directors. Options granted to non-employee directors are granted automatically pursuant to a formula grant provision contained in the plan. The option price per share for incentive stock options shall not be less than 85% of fair market value at the date of the grant. The terms of each option and the increments in which it is exercisable are determined by a committee appointed by the Board of Directors. No option may be exercised after ten years from the date of the grant and no option may be granted under the plan after June 30, 2001.

        The following summarizes activity in the stock option plan:

Years Ended June 30,                1996                     1995                          1994
- --------------------     ----------------------     -----------------------       ----------------------------
                         NUMBER        RANGE        NUMBER        RANGE           NUMBER        RANGE
                         OF SHARES    OF PRICES     OF SHARES     OF PRICES       OF SHARES     OF PRICES
                         ----------------------     -----------------------       -----------------------
Options at beginning     523,000   $10.50-19.94      256,000    $10.50-15.75      105,500    $10.38-10.62
of year

Changes during year:

    Granted              504,000     $21.00          284,500       $19.94         159,500*   $14.37-15.75
    Exercised            (13,500)  $10.50-14.37      (15,700)   $10.50-14.37       (3,600)   $10.38-10.62
    Canceled             (45,000)  $19.94-21.00       (1,800)   $10.50-14.37       (5,400)   $10.38-10.62

Options outstanding
    at end of year       968,500   $10.50-21.00      523,000    $10.50-19.94      256,000    $10.50-15.75

Options available for
    grant at end of year 398,700                      57,700                        5,400

Options exercisable at
    end of year          161,600                      58,100                       24,900




*Of these options to purchase, 15,000 shares of common stock were granted contingent upon shareholder approval of the amendment to the plan, which approval was received on December 9, 1994.

                            SUMMIT CARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        THREE YEARS ENDED JUNE 30, 1996
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

11.      SUBSEQUENT EVENT

         In July 1996, the Company issued $15 million Senior Secured Notes ("Notes") which represented the second and last issuance of $70 million of Notes. The first issuance of $55 million occurred in December 1995. The second series of notes have the same terms as the first series except that the interest rates are 0.05% higher than the fixed rates for the first series of notes (see Note 6). The proceeds from the July 1996 Notes were used to repay $6,000 in bank credit line loans, there now being no outstanding bank credit line loans, and the balance of $9,000 was invested in short-term, high credit quality financial instruments.

         In July 1996, the Company exercised a purchase option in its lease of a 90-bed skilled nursing care center in Rockport, Texas. The purchase price of $2,022 was financed with funds from the Notes issued in July 1996 (see above). In August 1996, the Company opened 110 beds of its planned 210-bed skilled nursing care center in White Settlement (Fort Worth), Texas and opened 56 additional beds at its skilled nursing care center in Fresno, California, which initially opened in January 1996 with 108 beds (see Note 4).


12.      UNAUDITED QUARTERLY INFORMATION

         Following is a summary of unaudited quarterly results of operations from the years ended June 30, 1996 and 1995:

 YEAR ENDED JUNE 30, 1996         1ST QTR.          2ND QTR.        3RD QTR.        4TH QTR.         TOTAL
 ------------------------         --------          --------        --------        --------         -----
 Net revenues                     $41,270           $42,801         $45,232         $46,759        $176,062
 Income before income taxes         3,924             3,400           2,077           2,360          11,761
 Net income                         2,359             2,043           1,327           1,580           7,309
 Earnings per share               $  0.34           $  0.30         $  0.19         $  0.23        $   1.06


 YEAR ENDED JUNE 30, 1995         1ST QTR.          2ND QTR.        3RD QTR.        4TH QTR.        TOTAL
 ------------------------         --------          --------        --------        --------        -----
 Net revenues                     $27,219           $33,625         $37,077         $39,105        $137,026
 Income before income taxes         2,668             2,895           3,163           3,772          12,498
 Net income                         1,617             1,726           1,901           2,267           7,511
 Earnings per share               $  0.24           $  0.25         $  0.28         $  0.33        $   1.10





                             See accompanying notes

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

         The information required by Part III of Form 10-K (Items 10 through
13) is set forth in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held on December 12, 1996, which will be filed with the Commission pursuant to Regulation 14A within 120 days of the Company's last fiscal year, and such information is incorporated herein by reference.
See also "Executive Officers of the Registrant" in Part I of this report for certain information concerning the Company's executive officers who are not also directors of the Company.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K                       Pages
                                                                                                 -----
         (a)     Financial Statements and Financial Statement Schedules:

                 (1)      Financial Statements:

                          Report of Independent Auditors                                           19

                          Consolidated Statements of Income for each of the three years
                          ended June 30, 1996                                                      20

                          Consolidated Balance Sheets at June 30, 1996 and 1995                  21 - 22

                          Consolidated Statements of Shareholders' Equity
                          for each of the three years ended June 30, 1996                          23

                          Consolidated Statements of Cash Flows for each of the three years
                          ended June 30, 1996                                                    24 - 25

                          Notes to Consolidated Financial Statements                             26 - 35

                (2)   Financial Statement Schedules:

                VIII  Valuation and Qualifying Accounts                                            46

         All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Company's consolidated financial statements and notes thereto.

(3)      Exhibits

   3.1      Amended and Restated Articles of Incorporation. (1)

   3.2      Amended and Restated Bylaws. (1)

   4.1      Form of Common Stock Certificate. (3)

   10.1(a)  Summit Care Corporation Stock Option Plan (1) as amended by Amendment to Summit Care Corporation Stock
            Option Plan. (6)

   10.2(a)  Form of Summit Care Corporation Stock Option Agreement. (1)

   10.3     Tax Sharing Agreement among Sierra Land Group, Inc., SHL and the Company, dated May 17, 1991 (1), as amended by Amendment to Tax Sharing Agreement, dated as of February 5, 1992. (6)

                            SUMMIT CARE CORPORATION
                         OTHER INFORMATION (CONTINUED)

  10.4    Agreement Regarding Shared Services and Other Matters between SHL and the Company, dated as of February 5, 1992. (6)

  10.5(a) Form of Directors and Officers Indemnity Agreement. (1)

  10.7    Palmcrest Convalescent Home (now known as Palm Grove Convalescent Center):  Convalescent Hospital Lease, dated
          November 20, 1969, between Palmcrest Associates, Ltd., and Century Convalescent Centers, as amended by Lease of
          Convalescent Hospital Facility (as amended), dated September 1, 1979, by which SHL and its appointed nominee
          Royalwood Convalescent Hospital, Inc. (now Summit Care - California, Inc.) are substituted as lessees. (1)

  10.8    Anaheim Care Center:  Lease, dated June 1, 1995,, between Sam Menlo, Trustee of the Menlo Trust U/T/I 5/22/83 and
          Summit Care - California, Inc., doing business as Anaheim Care Center.

  10.9    Sharon Care Center:  Lease, dated May 1, 1987, between Jozef Nabel and Marie Gabrielle Nabel, as tenants in common, and Summit Care - California, Inc. (1)

  10.10   Royalwood Convalescent Hospital:  Lease dated August 18, 1964, between Jack H. Cramer and Walter Lee Brown (together, as lessors) and Albert J. Allasandra, as amended by Amendment to Lease and Right of First Refusal to Purchase,
          dated May 23, 1969, by which Aljar Corporation is substituted as lessee, and as further amended by Amendment to
          Agreement of Lease and Right of First Refusal, dated November 18, 1974, and as further amended by Second Amendment to Agreement of Lease and Right of First Refusal and Assignment of Lease, dated July 10, 1979, by which National
          Accommodations, Inc. (now SHL) is substituted as lessee (1), assigned to the Company by Assignment of Lease, dated
          March 9, 1992, between SHL and the Company. (6)

  10.11   Bay Crest Convalescent Hospital:  Lease, dated March 1, 1980, between South Bay Sanitarium and Convalescent
          Hospital and Garnet Convalescent Hospital, Inc. (now Summit Care - California, Inc.), (6) and Amendment to Lease
          dated March 1, 1994.

  10.12   Brier Oak Convalescent Center:  Lease Agreement, dated February 18, 1985, between Bernard Bubman, Arnold Friedman,
          Irene Weiss and Sunset Motel and Development Co. (collectively, as lessors), and Summit Care - California, Inc. (1)

  10.13   Valley Palms Convalescent Hospital:  Lease, dated March 16, 1982, between Uni-Cal Associates and Valley Palms
          Convalescent, Inc. (now Summit Care - California, Inc.). (1)

  10.14   Marina Care Center:  Standard Industrial Lease - Net, dated March 1, 1989, between Summit Properties and Summit
          Care - California, Inc., as modified by Addendum to Standard Industrial Lease - Net. (1)

  10.15   Phoenix Resident Hotel:  Lease, dated July 29, 1977, between Sierra Land & Livestock, Inc. and Southwest Hotels,
          Inc., as modified by Addendum to Lease dated August 11, 1983, assigned to the Company by Assignment of Lease, dated
          July 1, 1982, between Southwest Hotels, Inc. and the Company. (1)

  10.16   Sublease of Phoenix Retirement Hotel:  Sublease, dated July 1, 1987, between the Company and Phoenix McDowell
          Properties, Inc. (1), as assigned by Assignment of Sublease, dated March 9, 1992, between the Company and Summit
          Health Ltd. (7)

  10.17   Sublease of Marina Care Center:  Nursing Home Sublease Agreement, dated March 7, 1989, between Summit Care -
          California, Inc. and 5240 Sepulveda, Inc. (1), as assigned by Assignment of Sublease, dated March 9, 1992, between Summit Care - California, Inc. and Summit Health Ltd. (7)

  10.18   Sublease of Valley Palms Care Center:  Nursing Home Sublease Agreement, dated May 11, 1989, between Summit Care -
          California, Inc. and Trinity Health Systems (1), as assigned by Assignment of Sublease, dated March 9, 1992, between
          Summit Care - California, Inc. and Summit Health Ltd. (7)

                            SUMMIT CARE CORPORATION
                         OTHER INFORMATION (CONTINUED)

   10.19  Sublease of Brier Oak Terrace Care Center:  Nursing Home Sublease Agreement, dated April 1, 1989, between Summit
          Care - California, Inc. and Brier Oak Hospital, Inc. (1), as assigned by Assignment of Sublease, dated March 9, 1992, between Summit Care - California, Inc. and Summit Health Ltd. (7)

   10.20  Sublease of Pharmacy:  Standard Sublease, dated August 1, 1989, between St. Luke Medical Center and Mediscript, Inc., as modified by Addendum of the same date. (1)

   10.21  Hemet Resident Hotel:  Ground Lease dated June 25, 1980, between Genes, Ltd., and SHL, assigned to the Company by
          Assignment of Lease dated March 9, 1992, between SHL and the Company.  (6)

   10.22  Summit Care Corporation Note Purchase Agreement dated as of December 15, 1992; 8.95% Senior Secured Notes
          Due 2002. (8)

   10.23  Loan Agreement and Term Note made and entered into by and between Summit Care Corporation, and Union Bank dated as of March 28, 1994. (9)

   10.24  Seller Note for purchase of The Woodlands. (10)

   10.25  HUD Note for purchase of The Woodlands. (10)

   10.26  Sublease with Summit Health Ltd., for Phoenix Living Center dated January 1994. (10)

   10.27  Real Estate Lien Note - $3,000,000 dated September 30, 1994 and Security Agreement dated September 30, 1994. (11)

   10.28  Warranty Deed - Oak Manor, Flatonia dated September 30, 1994. (11)

   10.29  Live Oak Nursing Center, George West, Texas Lease Agreement dated July 19, 1991; Assignment of Lease With Option to
          Purchase dated September 30, 1994 and Consent To Assignment Of Leasehold Estate of Live Oak Nursing Center, George
          West, Texas dated August 15, 1994. (11)

   10.30  Guadalupe Valley Nursing Center, Sequin, Texas Lease Agreement dated February 28, 1989; Assignment Of Lease With
          Option To Purchase dated September 30, 1994 and Consent To Assignment Of leasehold Estate Of Guadalupe Valley
          Nursing Center, Sequin, Texas dated August 15, 1994. (11)

   10.31  Southern Manor Nursing Center, Hallettsville, Texas Nursing Home Lease Agreement dated June 29, 1992;  Assignment
          Of Lease With Option To Purchase dated September 30, 1994; Consent To Assignment Of Lease dated June 29, 1992 and
          Agreement Re Option dated September 30, 1994. (11)

   10.32  Monument Hill Nursing Center, LaGrange, Texas Lease Agreement dated October 20, 1986; Option Agreement dated
          October 20, 1986; Assignment of Option dated September 1, 1988; Assignment Of Lease With Option To Purchase dated
          September 30, 1994 and Consent To Assignment Of Leasehold Estate Of Monument Hill Nursing Center, LaGrange, Texas
          dated September 1, 1988. (11)

   10.33  Oak Crest Nursing Center, Rockport, Texas Nursing Home Lease Agreement dated October 18, 1990 and Consent To
          Assignment And Assumption Agreement dated October 5, 1994. (11)

   10.34  Oakland Manor Nursing Center, Giddings, Texas Nursing Home Lease Agreement dated June 29, 1992; Assignment Of Lease
          With Option To Purchase dated September 30, 1994; Consent To Assignment Of Lease dated June 29, 1992 and Agreement Re
          Option dated September 30, 1994. (11)

   10.35  David Lake Agreement Of Purchase And Sale Of Assets dated October 16, 1994. (11)

                            SUMMIT CARE CORPORATION
                         OTHER INFORMATION (CONTINUED)

   10.36  Woodland Convalescent Center Lease Agreement dated January 16, 1995. (12)

   10.37  Purchase of Comanche Trails Nursing Center by Summit Care Corporation from Select Care Enterprises dated
          December 1, 1994. (13)

   10.38  $70,000,000 Note Purchase Agreement dated as of December 15, 1995 among Summit Care Corporation and the several purchasers listed on the acceptance form at the end thereof. (14)

   10.39  $25,000,000 Amended and Restated Note Purchase Agreement dated as of December 15, 1995 among Summit Care Corporation and the several purchasers listed on the acceptance form at the end thereof. (14)

   10.40  Third Amended and Restated Credit Agreement dated as of December 15, 1995 among Summit Care Corporation, the Lenders named therein, and Bank of Montreal, as the Agent, amending and modifying that certain Second Amended and Restated
          Credit Agreement, dated as of February 6, 1995, among Summit Care Corporation, the lenders named therein, and The
          First National Bank of Chicago, as the agent for the lenders named therein. (14)

   10.41  7.80% Note, dated December 20, 1995, in the aggregate principal amount of $18,071,429, made by Summit Care
          Corporation in favor of John Hancock Mutual Life Insurance Company.* (14)

          *   In reliance on Instruction 2 to Item 601 of Regulation S-K, the Registrant has omitted agreements substantially identical to Exhibit 10.41.  The omitted agreements and their material terms that differ from those in
              Exhibit 10.41 are as follows:

             a.       7.80% Note, dated December 20, 1995, in the aggregate principal amount of $1,571,428, made by Summit Care
             Corporation in favor of John Hancock Variable Life Insurance Company;

             b.       7.80% Note, dated December 20, 1995, in the aggregate principal amount of $2,357,143, made by Summit
             Care Corporation in favor of Mellon Bank, N.A., as Trustee for AT&T Master Pension Trust;

             c.       7.38% Note, dated December 20, 1995, in the aggregate principal amount of $5,500,000, made by Summit Care
             Corporation in favor of Principal Mutual Life Insurance Company;

             d.       7.52% Note, dated December 20, 1995, in the aggregate principal amount of $3,929,000, made by Summit
             Care Corporation in favor of Principal Mutual Life Insurance Company;

             e.       8.09% Note, dated December 20, 1995, in the aggregate principal amount of $7,857,000, made by Summit Care
             Corporation in favor of Principal Mutual Life Insurance Company;

             f.       7.80% Note, dated December 20, 1995, in the aggregate principal amount of $5,107,050, made by Summit
             Care Corporation in favor of Massachusetts Mutual Life Insurance Company;

             g.       7.80% Note, dated December 20, 1995, in the aggregate principal amount of $5,107,050, made by Summit Care
             Corporation in favor of Massachusetts Mutual Life Insurance Company;

             h.       7.80% Note, dated December 20, 1995, in the aggregate principal amount of $5,499,900, made by Summit
             Care Corporation in favor of Massachusetts Mutual Life Insurance Company.

   10.42  Amended and Restated 8.96% Senior Secured Note due 2002, dated December 31, 1992, in the aggregate principal amount of $5,000,000, made by Summit Care Corporation in favor of Northwestern National Life Insurance Company.**

          **In reliance on Instruction 2 to Item 601 of Regulation S-K, the Registrant has omitted agreements substantially identical to Exhibit 10.42.  The omitted agreements and their material terms that differ from those in Exhibit 10.42 are as follows:

                            SUMMIT CARE CORPORATION
                         OTHER INFORMATION (CONTINUED)

             a.       Amended and Restated 8.96% Senior Secured Note due 2002, dated December 31, 1992, in the aggregate principal amount of $5,000,000, made by Summit Care Corporation in favor of Northern Life Insurance Company;

             b.       Amended and Restated 8.96% Senior Secured Note due 2002, dated December 31, 1992, in the aggregate principal amount of $2,000,000, made by Summit Care Corporation in favor of North Atlantic Life Insurance Company;

             c.       Amended and Restated 8.96% Senior Secured Note due 2002, dated December 31, 1992, in the aggregate principal amount of $10,000,000, made by Summit Care Corporation in favor of John Hancock Mutual Life Insurance
             Company;

             d.       Amended and Restated 8.96% Senior Secured Note due 2002, dated December 31, 1992, in the aggregate principal amount of $3,000,000, made by Summit Care Corporation in favor of USG Annuity & Life Company.

   10.43  Note, dated December 20, 1995, in the aggregate principal amount of $7,000,000, made by Summit Care Corporation in favor of Banque Paribas.*** (14)

          ***In reliance on Instruction 2 to Item 601 of Regulation S-K, the Registrant has omitted agreements substantially identical to Exhibit 10.43.  The omitted agreements and a description of how their material terms differ from those in Exhibit 10.43 are as follows:

             a.       Note, dated December 20, 1995, in the aggregate principal amount of $7,000,000, made by Summit Care
             Corporation in favor of The Long-Term Credit Bank of Japan, Ltd., Los Angeles Agency;

             b.       Note, dated December 20, 1995, in the aggregate principal amount of $13,000,000, made by Summit Care
             Corporation in favor of Bank of Montreal;

             c.       Note, dated December 20, 1995, in the aggregate principal amount of $13,000,000, made by Summit Care
             Corporation in favor of Union Bank.

   10.44  Guaranty in favor of certain note purchasers listed therein, dated as of December 15, 1995, executed by Summit Care
          Pharmacy, Inc., a California corporation and Summit Care-Texas No. 2, Inc., a Texas corporation and Summit Care-Texas
          No. 3, Inc., a Texas corporation.**** (14)

          ****In reliance on Instruction 2 to Item 601 of Regulation S-K, the Registrant has omitted an agreement substantially identical to Exhibit 10.44.  The omitted agreement and its material terms that differ from those in Exhibit 10.44 is the Guaranty in favor of certain note purchasers listed therein, dated as of December 15, 1995, executed by Summit
          Care-California, Inc., a California corporation.

   10.45  Amended and Restated Guaranty in favor of certain note purchasers listed therein, dated as of December 15, 1995, executed by Summit Care Pharmacy, Inc., a California corporation, Summit Care-Texas No. 2, Inc., a Texas corporation,
          Summit Care-Texas No. 2, Inc., a Texas corporation.***** (14)

          *****In reliance on Instruction 2 to Item 601 of Regulation S-K, the Registrant has omitted an agreement substantially identical to Exhibit 10.45.  The omitted agreement and its material terms that differ from those in
          Exhibit 10.45 is the Amended and Restated Guaranty in favor of certain note purchasers listed therein, dated as of
          December 15, 1995, executed by Summit Care-California, Inc., a California corporation.

   10.46  Second Amended and Restated Guaranty dated as of December 15, 1995 executed by Summit Care Pharmacy, Inc., a
          California corporation, Summit Care-Texas No. 2, Inc., a Texas corporation and Summit Care-Texas No. 3, Inc., a Texas corporation in favor of the Bank of Montreal.****** (14)

          ******In reliance on Instruction 2 to Item 601 of Regulation S-K, the Registrant has omitted an agreement substantially identical to Exhibit 10.46.  The omitted agreement and its material terms that differ from those in

                            SUMMIT CARE CORPORATION
                         OTHER INFORMATION (CONTINUED)

          Exhibit 10.46 is the Second Amended and Restated Guaranty dated as of December 15, 1995 executed by Summit
          Care-California, Inc., a California corporation, in favor of the Bank of Montreal.

   10.47  Collateral Account Agreement, dated as of December 15, 1995, by and between Summit Care Corporation, Summit
          Care-California, Inc., a California corporation, Summit Care - Texas No. 2, Inc., a Texas corporation and Harris
          Trust and Savings Bank. (14)

   10.48  Intercreditor Agreement dated as of December 15, 1995 by and among the Bank of Montreal, Harris Trust and Savings
          Bank, and acknowledged and agreed to by Summit Care Corporation, Summit Care-California, Inc., a California
          corporation, Summit Care - Texas No. 2, Inc., a Texas corporation, Summit Care - Texas No. 3, Inc., a Texas corporation and Summit Care Pharmacy, Inc., a California corporation. (14)

   10.49  Assignment of Deed of Trust and Amended and Restated Deed of Trust, Assignment of Rents, Security Agreement, Financing
          Statement and Fixture Filing, dated as of December 15, 1995, executed by Summit Care - Texas No. 2, Inc., a Texas corporation to Martha Harris, Esq., as trustee, for the benefit of the Harris Trust and Savings Bank, with respect to the Lubbock-Heritage facility.******* (14)

          *******In reliance on Instruction 2 to Item 601 of Regulation S-K, the Registrant has omitted agreements substantially identical to Exhibit 10.49.  The omitted agreements and their material terms that differ from those in Exhibit 10.49 are as follows:

             a.       Assignment of Deed of Trust and Amended and Restated Deed of Trust, Assignment of Rents, Security
             Agreement, Financing Statement and Fixture Filing, dated as of December 15, 1995, executed by Summit Care - Texas
             No. 2, Inc., a Texas corporation to Martha Harris, Esq., as trustee, for the benefit of the Harris Trust and
             Savings Bank, with respect to the Kendall facility;

             b.       Assignment of Deed of Trust and Amended and Restated Deed of Trust, Assignment of Rents, Security
             Agreement, Financing Statement and Fixture Filing, dated as of December 15, 1995, executed by Summit Care -
             Texas No. 2, Inc., a Texas corporation to Martha Harris, Esq., as trustee, for the benefit of the Harris Trust and Savings Bank, with respect to the Taylor facility;

             c.       Assignment of Deed of Trust and Amended and Restated Deed of Trust, Assignment of Rents, Security
             Agreement, Financing Statement and Fixture Filing, dated as of December 15, 1995, executed by Summit Care
             Corporation to Martha Harris, Esq., as trustee, for the benefit of the Harris Trust and Savings Bank, with respect to the Tarrant-Westside facility;

             d.       Assignment of Deed of Trust and Amended and Restated Deed of Trust, Assignment of Rents, Security
             Agreement, Financing Statement and Fixture Filing, dated as of December 15, 1995, executed by Summit Care
             Corporation to Martha Harris, Esq., as trustee, for the benefit of the Harris Trust and Savings Bank, with respect to the Fayette facility;

             e.       Assignment of Deed of Trust and Amended and Restated Deed of Trust, Assignment of Rents, Security
             Agreement, Financing Statement and Fixture Filing, dated as of December 15, 1995, executed by Summit Care
             Corporation to Martha Harris, Esq., as trustee, for the benefit of the Harris Trust and Savings Bank, with respect to the Smith-Clairmont facility;

             f.       Assignment of Deed of Trust and Amended and Restated Deed of Trust, Assignment of Rents, Security
             Agreement, Financing Statement and Fixture Filing, dated as of December 15, 1995, executed by Summit Care
             Corporation to Martha Harris, Esq., as trustee, for the benefit of the Harris Trust and Savings Bank, with respect to the Gregg facility;

             g.       Assignment of Deed of Trust and Amended and Restated Deed of Trust, Assignment of Rents,
             Security Agreement, Financing Statement and Fixture Filing, dated as of December 15, 1995, executed by Summit
             Care Corporation to Martha Harris, Esq., as trustee, for the benefit of the Harris Trust and Savings Bank, with respect to the Jefferson facility;

                            SUMMIT CARE CORPORATION
                         OTHER INFORMATION (CONTINUED)

             h.       Assignment of Deed of Trust and Amended and Restated Deed of Trust, Assignment of Rents, Security
             Agreement, Financing Statement and Fixture Filing, dated as of December 15, 1995, executed by Summit Care
             Corporation to Martha Harris, Esq., as trustee, for the benefit of the Harris Trust and Savings Bank, with respect to the Smith-Colonial facility;

             i.       Assignment of Deed of Trust and Amended and Restated Deed of Trust, Assignment of Rents, Security
             Agreement, Financing Statement and Fixture Filing, dated as of December 15, 1995, executed by Summit Care
             Corporation to Martha Harris, Esq., as trustee, for the benefit of the Harris Trust and Savings Bank, with respect to the Comal facility;

             j.       Assignment of Deed of Trust and Amended and Restated Deed of Trust, Assignment of Rents, Security
             Agreement, Financing Statement and Fixture Filing, dated as of December 15, 1995, executed by Summit Care
             Corporation to Martha Harris, Esq., as trustee, for the benefit of the Harris Trust and Savings Bank, with respect to the Lubbock-Hospitality facility;

             k.       Assignment of Deed of Trust and Amended and Restated Deed of Trust, Assignment of Rents, Security
             Agreement, Financing Statement and Fixture Filing, dated as of December 15, 1995, executed by Summit Care
             Corporation to Martha Harris, Esq., as trustee, for the benefit of the Harris Trust and Savings Bank, with respect to the Travis facility;

             l.       Assignment of Deed of Trust and Amended and Restated Deed of Trust, Assignment of Rents, Security
             Agreement, Financing Statement and Fixture Filing, dated as of December 15, 1995, executed by Summit
             Care-California, Inc., a California corporation to Chicago Title Insurance Company, as trustee, for the benefit of the Harris Trust and Savings Bank, with respect to the Orange-Carehouse facility;

             m.     Assignment of Deed of Trust and Amended and Restated Deed of Trust, Assignment of Rents, Security
             Agreement, Financing Statement and Fixture Filing, dated as of December 15, 1995, executed by Summit
             Care-California, Inc., a California corporation, to the Chicago Title Insurance Company, as trustee, for the benefit of the Harris Trust and Savings Bank, with respect to the Riverside-Assisted Living facility;

             n.       Assignment of Deed of Trust and Amended and Restated Deed of Trust, Assignment of Rents, Security
             Agreement, Financing Statement and Fixture Filing, dated as of December 15, 1995, executed by Summit Care
             Corporation to the Chicago Title Insurance Company, as trustee, for the benefit of the Harris Trust and Savings
             Bank, with respect to the Fresno-Valley Convalescent facility;

             o.       Assignment of Leasehold Deed of Trust and Amended and Restated Leasehold Deed of Trust, Assignment of
             Rents, Security Agreement, Financing Statement and Fixture Filing, dated as of December 15, 1995, executed by
             Summit Care Corporation to the Chicago Title Insurance Company, as trustee, for the benefit of the Harris Trust and Savings Bank, with respect to the Los Angeles-Carson facility;

             p.       Assignment of Deed of Trust and Amended and Restated Deed of Trust, Assignment of Rents, Security
             Agreement, Financing Statement and Fixture Filing, dated as of December 15, 1995, executed by Summit Care
             Corporation to the Chicago Title Insurance Company, as trustee, for the benefit of the Harris Trust and Savings
             Bank, with respect to the Los Angeles-Earlwood facility;

             q.       Assignment of Deed of Trust and Amended and Restated Deed of Trust, Assignment of Rents, Security
             Agreement, Financing Statement and Fixture Filing, dated as of December 15, 1995, executed by Summit Care
             Corporation to the Chicago Title Insurance Company, as trustee, for the benefit of the Harris Trust and Savings
             Bank, with respect to the Los Angeles-Spring facility;

             r.       Assignment of Deed of Trust and Amended and Restated Deed of Trust, Assignment of Rents, Security
             Agreement, Financing Statement and Fixture Filing, dated as of December 15, 1995, executed by Summit Care
             Corporation to the Chicago Title Insurance Company, as trustee, for the benefit of the Harris Trust and Savings
             Bank, with respect to the Orange-Fountain Care facility;

                            SUMMIT CARE CORPORATION
                         OTHER INFORMATION (CONTINUED)


             s.       Assignment of Deed of Trust and Amended and Restated Deed of Trust, Assignment of Rents, Security
             Agreement, Financing Statement and Fixture Filing, dated as of December 15, 1995, executed by Summit Care
             Corporation to the Chicago Title Insurance Company, as trustee, for the benefit of the Harris Trust and Savings
             Bank, with respect to the Orange-Fountain Assisted Living facility;

             t.       Assignment of Deed of Trust and Amended and Restated Deed of Trust, Assignment of Rents, Security
             Agreement, Financing Statement and Fixture Filing, dated as of December 15, 1995, executed by Summit Care
             Corporation to the Chicago Title Insurance Company, as trustee, for the benefit of the Harris Trust and Savings
             Bank, with respect to the Riverside-Hemet Convalescent facility;

             u.       Assignment of Deed of Trust and Amended and Restated Deed of Trust, Assignment of Rents, Security
             Agreement, Financing Statement and Fixture Filing, dated as of December 15, 1995, executed by Summit Care
             Corporation to the Chicago Title Insurance Company, as trustee, for the benefit of the Harris Trust and Savings
             Bank, with respect to the Santa Barbara facility;

             v.       Deed of Trust, Assignment of Rents, Security Agreement, Financing Statement and Fixture Filing, dated as of December 15, 1995, executed by Summit Care-California, Inc., a California corporation to the Chicago Title
             Insurance Company, as trustee, for the benefit of the Harris Trust and Savings Bank, with respect to the
             Fresno-Willow Creek facility;

             w.     Deed of Trust, Assignment of Rents, Security Agreement, Financing Statement and Fixture Filing, dated as of December 15, 1995, executed by Summit Care Corporation to Martha Harris, Esq., as trustee, for the benefit of the Harris Trust and Savings Bank, with respect to the Tarrant-City View facility;

10.50   Lease Termination Agreement regarding purchase of Oak Crest Nursing Center.


22      List of the Company's Significant Subsidiaries.



(1) Filed as exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-40778) originally filed on May 23, 1991, and incorporated herein by reference.
(2) Filed as exhibit to Amendment No. 1 to the Company's Registration Statement on June 6, 1991, and incorporated herein by reference.
(3) Filed as exhibit to Amendment No. 2 to the Company's Registration Statement on July 3, 1991, and incorporated herein by reference.
(4) Filed as exhibit to Amendment No. 3 to the Company's Registration Statement on February 6, 1992, and incorporated herein by reference.
(5) Filed as exhibit to Amendment No. 4 to the Company's Registration Statement on February 12, 1992, and incorporated herein by reference.
(6) Filed as exhibit to Amendment No. 5 to the Company's Registration Statement on March 10, 1992, and incorporated herein by reference.
(7) Filed as exhibit to Amendment No. 6 to the Company's Registration Statement on March 18, 1992, and incorporated herein by reference.
(8) Filed as an exhibit to Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992, and incorporated herein by reference.
(9) Filed as exhibit to Company's quarterly report on Form 10-Q for the quarter ended March 31, 1994, and incorporated herein by reference.

                            SUMMIT CARE CORPORATION
                         OTHER INFORMATION (CONTINUED)


(10) Filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference.
(11) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 31, 1994 and incorporated herein by reference.
(12) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1994 and incorporated herein by reference.
(13) Filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.
(14) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1995 and incorporated herein by reference.




(a) Exhibits identified by this footnote represent management contracts or compensatory plans or arrangements required to be specifically identified pursuant to Item 14 of Form 10-K.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT CARE CORPORATION


  By  /s/ WILLIAM C. SCOTT                Chairman of the Board,                  August 30, 1996
     ------------------------------       Chief Executive Officer and
          William C. Scott                President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


             /s/ DERWIN L. WILLIAMS             Sr. Vice President - Finance,       August 30, 1996
         ---------------------------------      Chief Financial Officer and
                 Derwin L. Williams             Treasurer
                                                (Principal Financial Officer)



              /s/ MELODYE STOK                  Vice President - Controller         August 30, 1996
         --------------------------------       and Secretary
                  Melodye Stok                  (Principal Accounting Officer)



              /s/ DONALD AMARAL                 Director                            August 30, 1996
         ----------------------------
                  Donald Amaral


              /s/ JOHN A. BRENDE                Director                            August 30, 1996
         ------------------------------
                  John A. Brende


              /s/ WILLIAM J. CASEY              Director                            August 30, 1996
         -------------------------------
                  William J. Casey


            /s/ GARY MASSIMINO                  Director                            August 30, 1996
         ----------------------------
                Gary Massimino


            /s/ KEITH B. PITTS                  Director                            August 30, 1996
         ----------------------------
                Keith B. Pitts

                            SUMMIT CARE CORPORATION
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)



                                  BALANCE AT        CHARGED TO         CHARGED                          BALANCE
                                   BEGINNING        COSTS AND         TO OTHER                         AT END OF
 DESCRIPTION                       OF PERIOD         EXPENSES        ACCOUNTS(1)    DEDUCTIONS(2)       PERIOD
 -----------                      -----------       ----------      ---------       ----------        ----------
 ACCOUNTS RECEIVABLE:

 YEAR ENDED JUNE 30, 1996

    Allowance for doubtful           $  989          $2,157          $  38           $(1,100)           $2,084
      accounts

 YEAR ENDED JUNE 30, 1995

    Allowance for doubtful           $  653          $1,146          $  22           $  (832)           $   989
      accounts

 YEAR ENDED JUNE 30, 1994

    Allowance for doubtful           $  636          $   828         $  16           $  (827)           $   653
      accounts


 NOTES RECEIVABLE:

 YEAR ENDED JUNE 30, 1996

    Allowance for notes              $  184          $    84        $   --          $    --             $   268
      receivable

 YEAR ENDED JUNE 30, 1995

    Allowance for notes              $   --          $   184        $   --          $     --            $   184
      receivable

 YEAR ENDED JUNE 30, 1994

    Allowance for notes              $   --          $    --        $   --          $     --            $   --
      receivable





(1)   Recoveries of amounts written off.
(2)   Write-offs of uncollectible accounts.

                            SUMMIT CARE CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                        FOR THE YEAR ENDED JUNE 30, 1996

                                 EXHIBIT INDEX

                                                                                                 BEGIN ON
EXHIBIT                                                                                         SEQUENTIAL
NUMBER                                                                                           PAGE NO.
- ------                                                                                         -------------
 3.1  Amended and Restated Articles of Incorporation.                                           Incorporated
                                                                                                by Reference

 3.2  Amended and Restated Bylaws.                                                              Incorporated
                                                                                                by Reference

 4.1  Form of Common Stock Certificate.                                                         Incorporated
                                                                                                by Reference

10.1  Summit Care Corporation Stock Option Plan as amended by Amendment                         Incorporated
      to Summit Care Corporation Stock Option Plan.                                             by Reference

10.2  Form of Summit Care Corporation Stock Option Agreement.                                   Incorporated
                                                                                                by Reference

10.3  Tax Sharing Agreement among Sierra Land Group, Inc., SHL and the Company,                 Incorporated
      dated May 17, 1991, as amended by Amendment to Tax Sharing Agreement,                     by Reference
      dated as of February 5, 1992.

10.4  Agreement Regarding Shared Services and Other Matters between SHL and the                 Incorporated
      Company, dated as of February 5, 1992.                                                    by Reference

10.5  Form of Directors and Officers Indemnity Agreement.

10.7  Palmcrest Convalescent Home (now known as Palm Grove Convalescent Center):                Incorporated
      Convalescent Hospital Lease, dated November 20, 1969, between Palmcrest                   by Reference
      Associates, Ltd., and Century Convalescent Centers, as amended by Lease of
      Convalescent Hospital Facility (as amended), dated September 1, 1979, by which SHL and its appointed nominee Royalwood Convalescent Hospital, Inc.
      (now Summit Care - California, Inc.) are substituted as lessees.

10.8  Anaheim Care Center:  Lease, dated June 1, 1995,, between Sam Menlo, Trustee               53 - 92
      of the Menlo Trust U/T/I 5/22/83 and Summit Care - California, Inc., doing business as Anaheim Care Center.

10.9  Sharon Care Center:  Lease, dated May 1, 1987, between Jozef Nabel and Marie              Incorporated
      Gabrielle Nabel, as tenants in common, and Summit Care - California, Inc.                 by Reference

                            SUMMIT CARE CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                        FOR THE YEAR ENDED JUNE 30, 1996

                                 EXHIBIT INDEX

                                                                                                      BEGIN ON
EXHIBIT                                                                                              SEQUENTIAL
NUMBER                                                                                                PAGE NO.
- ------                                                                                              -------------
10.10 Royalwood Convalescent Hospital:  Lease dated August 18, 1964, between Jack H.                 Incorporated
      Cramer and Walter Lee Brown (together, as lessors) and Albert J. Allasandra,                   by Reference
      as amended by Amendment to Lease and Right of First Refusal to Purchase, dated
      May 23, 1969, by which Aljar Corporation is substituted as lessee, and as further amended by Amendment to Agreement of Lease and Right of First Refusal, dated
      November 18, 1974, and as further amended by Second Amendment to Agreement of
      Lease and Right of First Refusal and Assignment of Lease, dated July 10, 1979, by which National Accommodations, Inc. (now SHL) is substituted as lessee, assigned to the Company by Assignment of Lease, dated March 9, 1992, between SHL and the Company.


10.11 Bay Crest Convalescent Hospital:  Lease, dated March 1, 1980, between South Bay                 93 - 97
      Sanitarium and Convalescent Hospital and Garnet Convalescent Hospital, Inc.
      (now Summit Care - California, Inc.), and Amendment to Lease dated March 1, 1994.

10.12 Brier Oak Convalescent Center:  Lease Agreement, dated February 18, 1985,                      Incorporated
      between Bernard Bubman, Arnold Friedman, Irene Weiss and Sunset Motel and                      by Reference
      Development Co. (collectively, as lessors), and Summit Care -California,
      Inc.

10.13 Valley Palms Convalescent Hospital:  Lease, dated March 16, 1982, between                      Incorporated
      Uni-Cal Associates and Valley Palms Convalescent, Inc. (now Summit Care -                      by Reference
      California, Inc.).

10.14 Marina Care Center:  Standard Industrial Lease - Net, dated March 1, 1989,                     Incorporated
      between Summit Properties and Summit Care - California, Inc., as modified                      by Reference
      by Addendum to Standard Industrial Lease - Net.

10.15 Phoenix Resident Hotel:  Lease, dated July 29, 1977, between Sierra Land &                     Incorporated
      Livestock, Inc. and Southwest Hotels, Inc., as modified by Addendum to Lease                   by Reference
      dated August 11, 1983, assigned to the Company by Assignment of Lease, dated
      July 1, 1982, between Southwest Hotels, Inc. and the Company.

10.16 Sublease of Phoenix Retirement Hotel:  Sublease, dated July 1, 1987, between                   Incorporated
      the Company and Phoenix McDowell Properties, Inc., as assigned by                              by Reference
      Assignment of Sublease, dated March 9, 1992, between the Company and
      Summit Health Ltd.

                            SUMMIT CARE CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                        FOR THE YEAR ENDED JUNE 30, 1996

                                 EXHIBIT INDEX

                                                                                                     BEGIN ON
EXHIBIT                                                                                             SEQUENTIAL
NUMBER                                                                                               PAGE NO.
- ------                                                                                             -------------
10.17 Sublease of Marina Care Center:  Nursing Home Sublease Agreement, dated                       Incorporated
      March 7, 1989, between Summit Care - California, Inc. and 5240 Sepulveda,                     by Reference
      Inc., as assigned by Assignment of Sublease, dated March 9, 1992, between Summit Care - California, Inc. and Summit Health Ltd.

10.18 Sublease of Valley Palms Care Center:  Nursing Home Sublease Agreement,                       Incorporated
      dated May 11, 1989, between Summit Care - California, Inc. and Trinity                        by Reference
      Health Systems, as assigned by Assignment of Sublease, dated March 9,
      1992, between Summit Care - California, Inc. and Summit Health Ltd.

10.19 Sublease of Brier Oak Terrace Care Center:  Nursing Home Sublease Agreement,                  Incorporated
      dated April 1, 1989, between Summit Care - California, Inc. and Brier Oak                     by Reference
      Hospital, Inc., as assigned by Assignment of Sublease, dated March 9, 1992, between Summit Care - California, Inc. and Summit Health Ltd.

10.20 Sublease of Pharmacy:  Standard Sublease, dated August 1, 1989, between St.                   Incorporated
      Luke Medical Center and Mediscript, Inc., as modified by Addendum of the                      by Reference
      same date.

10.21 Hemet Resident Hotel:  Ground Lease dated June 25, 1980, between Genes,                       Incorporated
      Ltd., and SHL, assigned to the Company by Assignment of Lease dated March                     by Reference
      9, 1992, between SHL and the Company.

10.22 Summit Care Corporation Note Purchase Agreement dated as of December                          Incorporated
      1.95%9Senior Secured Notes Due 2002. by Reference


10.23 Loan Agreement and Term Note made and entered into by and between Summit Care                 Incorporated
      Corporation, and Union Bank dated as of March 28, 1994.                                       by Reference


10.24 Seller Note for purchase of The Woodlands.
                                                                                                    Incorporated
                                                                                                    by Reference

10.25 HUD Note for purchase of The Woodlands.
                                                                                                    Incorporated
                                                                                                    by Reference

10.26 Sublease with Summit Health Ltd., for Phoenix Living Center dated                             Incorporated
      January 1994.                                                                                 by Reference

10.27 Real Estate Lien Note - $3,000,000 dated September 30, 1994 and Security                      Incorporated
      Agreement dated September 30, 1994.                                                           by Reference

                            SUMMIT CARE CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                        FOR THE YEAR ENDED JUNE 30, 1996

                                 EXHIBIT INDEX

                                                                                                            BEGIN ON
EXHIBIT                                                                                                    SEQUENTIAL
NUMBER                                                                                                      PAGE NO.
- ------                                                                                                    -------------
10.28 Warranty Deed - Oak Manor, Flatonia dated September 30, 1994.                                        Incorporated
                                                                                                           by Reference

10.29 Live Oak Nursing Center, George West, Texas Lease Agreement dated July 19, 1991;                     Incorporated
      Assignment of Lease With Option to Purchase dated September 30, 1994 and Consent                     by Reference
      To Assignment Of Leasehold Estate of Live Oak Nursing Center, George West, Texas
      dated August 15, 1994.

10.30 Guadalupe Valley Nursing Center, Sequin, Texas Lease Agreement dated February 28, 1989;              Incorporated
      Assignment Of Lease With Option To Purchase dated September 30, 1994 and Consent                     by Reference
      To Assignment Of Leasehold Estate Of Guadalupe Valley Nursing Center, Sequin, Texas dated
      August 15, 1994.

10.31 Southern Manor Nursing Center, Hallettsville, Texas Nursing Home Lease Agreement dated               Incorporated
      June 29, 1992; Assignment Of Lease With Option To Purchase dated September 30, 1994;                 by Reference
      Consent To Assignment Of Lease dated June 29, 1992 and Agreement Re Option dated
      September 30, 1994.

10.32 Monument Hill Nursing Center, LaGrange, Texas Lease Agreement dated October 20, 1986;                Incorporated
      Option Agreement dated October 20, 1986; Assignment of Option dated September 1, 1988;               by Reference
      Assignment Of Lease With Option To Purchase dated September 30, 1994 and Consent To
      Assignment Of Leasehold Estate Of Monument Hill Nursing Center, LaGrange, Texas dated
      September 1, 1988.


10.33 Oak Crest Nursing Center, Rockport, Texas Nursing Home Lease Agreement dated October 18,             Incorporated
      1990 and Consent To Assignment And Assumption Agreement dated October 5, 1994.                       by Reference


10.34 Oakland Manor Nursing Center, Giddings, Texas Nursing Home Lease Agreement dated                     Incorporated
      June 29, 1992; Assignment Of Lease With Option To Purchase dated September 30, 1994;                 by Reference
      Consent To Assignment Of Lease dated June 29, 1992 and Agreement Re Option dated
      September 30, 1994.

10.35 David Lake Agreement Of Purchase And Sale Of Assets dated October 16, 1994.                          Incorporated
                                                                                                           by Reference

10.36 Woodland Convalescent Center Lease Agreement dated January 16, 1995.                                 Incorporated
                                                                                                           by Reference

10.37 Agreement of Purchase and Sale of Assets and Closing Escrow Agreement of Comanche Trails             Incorporated
      Nursing Center by Summit Care Corporation from Select Care Enterprises dated December 1,1994.        by Reference

                            SUMMIT CARE CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                        FOR THE YEAR ENDED JUNE 30, 1996

                                 EXHIBIT INDEX

                                                                                                               BEGIN ON
EXHIBIT                                                                                                       SEQUENTIAL
NUMBER                                                                                                         PAGE NO.
- ------                                                                                                       -------------
10.38 $70,000,000 Note Purchase Agreement dated as of December 15, 1995 among Summit Care Corp-               Incorporated
      oration and the several purchasers listed on the acceptance form at the end thereof.                    by Reference

10.39 $25,000,000 Amended and Restated Note Purchase Agreement dated as of December 15, 1995                  Incorporated
      among Summit Care Corporation and the several purchasers listed on the acceptance form at               by Reference
      end thereof.

10.40 Third Amended and Restated Credit Agreement dated as of December 15, 1995 among Summit                  Incorporated
      Care Corporation, the Lenders named therein, and Bank of Montreal, as the Agent, amending and           by Reference
      modifying that certain Second Amended and Restated Credit Agreement, dated as of February
      6, 1995, among Summit Care Corporation, the lenders named therein, and The First National Bank of Chicago, as the agent for the lenders named therein.

10.41 7.80% Note, dated December 20, 1995, in the aggregate principal amount of $18,071,429, made             Incorporated
      by Summit Care Corporation in favor of John Hancock Mutual Life Insurance Company.                      by Reference

10.42 Amended and Restated 8.96% Senior Secured Note due 2002, dated December 31, 1992, in the                Incorporated
      aggregate principal amount of $5,000,000, made by Summit Care Corporation in favor of                   by Reference
      Northwestern National Life Insurance Company.

10.43 Note, dated December 20, 1995, in the aggregate principal amount of $7,000,000, made by Summit          Incorporated
      Care Corporation in favor of Banque Paribas.                                                            by Reference

10.44 Guaranty in favor of certain note purchasers listed therein, dated as of December 15, 1995, executed    Incorporated
      by Summit Care Pharmacy, Inc., a California corporation and Summit Care-Texas No. 2, Inc., a            by Reference
      Texas corporation and Summit Care-Texas No. 3, Inc., a Texas corporation.

10.45 Amended and Restated Guaranty in favor of certain note purchasers listed therein, dated as of           Incorporated
      December 15, 1995, executed by Summit Care Pharmacy, Inc., a California corporation, Summit             by Reference
      Care-Texas No. 2, Inc., a Texas corporation, and Summit Care-Texas No. 3, Inc., a Texas corporation.

10.46 Second Amended and Restated Guaranty dated as of December 15, 1995 executed by Summit Care              Incorporated
      Pharmacy, Inc., a California corporation, Summit Care-Texas No. 2, Inc., a Texas corporation and        by Reference
      Summit Care-Texas No. 3, Inc., a Texas corporation in favor of the Bank of Montreal.

10.47 Collateral Account Agreement, dated as of December 15, 1995, by and between Summit Care                 Incorporated
      Corporation, Summit Care-California, Inc., a California corporation, Summit Care - Texas No. 2,         by Reference
      Inc., a Texas corporation and Harris Trust and Savings Bank.

                            SUMMIT CARE CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                        FOR THE YEAR ENDED JUNE 30, 1996

                                 EXHIBIT INDEX

                                                                                                              BEGIN ON
EXHIBIT                                                                                                      SEQUENTIAL
NUMBER                                                                                                         PAGE NO.
- ------                                                                                                      -------------
10.48 Intercreditor Agreement dated as of December 15, 1995 by and among the Bank of Montreal, Harris       Incorporated
      Trust and Savings Bank, and acknowledged and agreed to by Summit Care Corporation, Summit             by Reference
      Care-California, Inc., a California corporation, Summit Care - Texas No. 2, Inc., a Texas corporation, Summit Care - Texas No. 3, Inc., a Texas corporation and Summit Care Pharmacy,
      Inc., a California corporation.

10.49 Assignment of Deed of Trust and Amended and Restated Deed of Trust, Assignment of Rents,              Incorporated
      Security Agreement, Financing Statement and Fixture Filing, dated as of December 15, 1995,            by Reference
      executed by Summit Care - Texas No. 2, Inc., a Texas corporation to Martha Harris, Esq., as trustee, for the benefit of the Harris Trust and Savings Bank, with respect to the
      Lubbock-Heritage facility.

10.50 Lease Termination Agreement regarding purchase of Oak Crest Nursing Center.                             98 - 100

22    List of the Company's Significant Subsidiaries.                                                       Incorporated
                                                                                                            by Reference