Form 10-Q
period 1996-12-31
SUMMIT CARE CORP
filed 1997-02-13
CIK 875192

                 	SECURITIES AND EXCHANGE COMMISSION
                    	Washington, D.C.  20549

                            	FORM 10-Q


 X 		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

             		For the period ended December 31, 1996

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

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

	          Shares of Registrant's common stock outstanding at
                      December 31, 1996 -- 6,772,800

	                        SUMMIT CARE CORPORATION

                               	FORM 10-Q

                        	Quarter Ended	December 31, 1996

                             	TABLE OF CONTENTS

                                                        					Page of
				                                                        	Form 10-Q
                                                             ---------
Part I - Financial Information

	Item 1.	Financial Statements

			Consolidated Statements of Income	                             3

			Consolidated Balance Sheets	                                   4

			Consolidated Statements of Cash Flows	                         6

			Notes to Consolidated Financial Statements	                    8


	Item 2.	Management's Discussion and Analysis of Financial
			Condition and Results of Operations	                          10



Part II - Other Information

	Item 6.	Exhibits and Reports on Form 8-K	                        17

			Signatures	                                                    18

                                   	PART I

                           	SUMMIT CARE CORPORATION

                       	CONSOLIDATED STATEMENTS OF INCOME

                                 	(Unaudited)
                      	(In thousands, except per share data)

			                                   Three Months Ended	   Six Months Ended
			                                      December 31,	        December 31,
                               					   1996   	   1995   	   1996   	   1995
                                     ------     ------     ------     ------
Net revenues	                       $ 46,181	  $ 42,801	  $ 95,088	  $ 84,071

Expenses:
	Salaries and benefits               	22,309	    19,147	    43,386	    37,717
 Supplies                             	5,337	     4,510	    10,381   	  8,989
 Purchased services                  	12,237	     8,529	    24,144	    15,966
 Provision for doubtful accounts	        721	       401	       967	       751
	Other expenses	                       2,824	     3,100	     6,258	     5,919
Rental		                                 713	       655	     1,410      1,313
Depreciation and amortization	         1,840	     1,559	     3,632	     3,080
Interest (net of interest income,
	$179 and $393 in 1996 and $126
	and $262 in 1995, respectively)	       1,934	    1,500	     4,057	     3,012
                                       ------    ------     ------     ------
                                       47,915	   39,401	    94,235	    76,747
                                       -------   -------    -------    ------
Income (loss) before provision for
	income taxes                         	(1,734)   	3,400	        853	    7,324
Provision (benefit) for income taxes	    (685)	   1,357	        337	    2,922
                                        -----     -----       -----    ------
Net income (loss)                   	 $(1,049)	 $ 2,043	    $   516	  $ 4,402
                                      =======   =======     =======   =======

Earnings (loss) per share	            $(  .15) 	$   .30	    $   .08	  $   .64
                                      =======   =======     =======   =======
Weighted average number
	of shares of common
	stock outstanding	                     6,841	    6,898    	  6,854  	  6,895
                                      =======   =======     =======   =======

                             	See accompanying notes

   	                        SUMMIT CARE CORPORATION
                          	CONSOLIDATED BALANCE SHEETS
                                	(In thousands)


                                       	December 31, 1996	   June 30, 1996
                                         	(Unaudited)	          (Note)
                                        -----------------    -------------
ASSETS
Current assets:
	Cash and cash equivalents	                   $ 1,632	          $ 2,658
	Accounts receivable, less allowance for
	  doubtful accounts: December 1996 - $2,337;
	  June 1996 - $2,084 	                        32,957	           27,930
	Supplies inventory, at cost 	                  2,124	            2,058
	Other current assets      	                   14,939	           13,032
                                               ------            ------
Total current assets	                          51,652	           45,678

Property and equipment, at cost:
	Land and land improvements	                   17,163	           16,018
	Buildings and leasehold improvements	        145,928	          136,907
	Furniture and equipment	                      21,032	           18,668
	Construction in progress	                     14,562	           15,043
                                              -------           -------
			                                           198,685	          186,636

	Less accumulated depreciation
      and amortization	                        25,196	           21,713
                                              -------           -------

                                           			173,489	          164,923

Notes receivable	                               4,682	            4,845
Other assets	                                   9,191	            7,606
                                              -------           -------

			                                          $239,014	         $223,052
                                             ========          ========

NOTE: The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                            	See accompanying notes
	                                (Continued)

                           	SUMMIT CARE CORPORATION

                               	(In thousands)

                                         	December 31, 1996	  June 30, 1996
                                            	(Unaudited)	        (Note)
                                          -----------------   --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
	Payable to bank	                           $ 2,936	            $ 4,165
	Accounts payable	                           26,700	             19,895
	Employee compensation and benefits	          4,032              	3,738
	Income taxes payable          	                 --	                989
	Long-term debt due within one year	          2,866	              2,985
                                            -------             -------
Total current liabilities	                   36,534	             31,772

Long-term debt 	                            118,073	            107,389
Deferred income taxes                     	   2,605	              2,605
                                            -------             -------
Total liabilities	                          157,212	            141,766

Commitments and contingencies

Shareholders' equity:
	Preferred stock, no par value, 2,000
		authorized shares, none issued                	--	                --
	Common stock, no par value, 100,000
 authorized shares,	6,775 and 6,773 issued
 and outstanding, respectively	              51,486	             51,486
	Retained earnings	                          30,316	             29,800
                                            -------             -------

Total shareholders' equity 	                 81,802	             81,286
                                            -------             -------
                                        			$239,014	           $223,052
                                           ========            ========

NOTE: The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             	See accompanying notes

	                             SUMMIT CARE CORPORATION
	                       CONSOLIDATED STATEMENTS OF CASH FLOWS
	                                    (Unaudited)
	                              (Dollars in thousands)

<CAPTIVE>
	                                                     Six Months Ended
	                                                       December 31,
	                                                    1996 	         1995
                                                     ----           ----
Operating activities:
Net income	                                       $   516   	   $ 4,402
Adjustments to reconcile net income to net cash
		provided by (used in) operating activities
			Depreciation and amortization	                   3,632	         3,080
			(Increase) in accounts receivable, net	         (5,027)	       (6,622)
			(Increase) decrease in supplies inventory	         (66)	           93
   (Increase) in other assets	                     (1,602)	       (7,332)
			Increase in accounts payable	                    6,805 	        6,134
			Increase (decrease) in employee compensation
			   and benefits	                                   294 	       (1,317)
			(Decrease) increase in income taxes payable	    (  989) 	         265
                                                    -----          -----
	Total adjustments	                                 3,047    	    (5,699)
                                                    -----         ------
	Net cash provided by (used in)
     operating activities	                          3,563    	    (1,297)
                                                    -----          -----
Investing activities:
	Issuance of notes receivable                       	(550)	           --
	Principal payments of notes receivable	              253 	          301
	Additions to property and equipment       	      (12,049)	      (11,342)
	Investment in limited liability company	          (1,579)	           --
                                                   ------         ------
 Net cash (used in) investing activities          (13,925)	      (11,041)
                                                   ------         ------
  Financing activities:
  	(Decrease) increase in payable to bank         	(1,229)          	414
 	Principal payments on long-term debt	            (8,435)	      (49,444)
	 Proceeds from long-term debt	                    19,000 	       64,500
  Proceeds from exercise of stock options      	       --  	          82
                                                   ------         ------

 	Net cash provided by financing activities	        9,336 	       15,552
                                                   ------         ------

(Decrease) increase in cash and cash equivalents  	(1,026)	        3,214

Cash and cash equivalents at beginning of year	     2,658 	        3,101
                                                   ------         ------

Cash and cash equivalents at end of the period	   $ 1,632 	      $ 6,315
                                                  =======        =======

                     	SUMMIT CARE CORPORATION
           	CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
	                           (Unaudited)
	                     (Dollars in thousands)

<CAPTIVE>
	                                                     Six Months Ended
	                                                       December 31,
	                                                     1996      	  1995
                                                      ----         ----
Supplemental disclosures of cash flow information:
		Cash paid during the period for:
			    Interest	                                     $ 5,161	     $ 2,362
Income taxes	                                          1,654	       1,585

                         	See accompanying notes

                         	SUMMIT CARE CORPORATION

                	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              	(Unaudited)
                             	(In thousands)


1.		The unaudited financial information included herein, in the opinion of management, reflects all adjustments (all of which are of a normal recurring nature except for a special charge recorded in December 1996, see Note 6.), which are considered necessary to fairly state the Company's financial position, its cash flows and the results of operations.  These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements June 30,
1996.  The interim financial information herein is not necessarily representative of that to be expected for a full year.

2.		Certain amounts have been reclassified to conform with fiscal 1996 presentations.

3.		Earnings per share are based on the weighted average number of shares of common stock outstanding, which was 6,854 for the six months ended
December 31, 1996 and 6,895 for the six months ended December 31, 1995.

4.		Other current assets consist of the following:

                                 				December 31, 1996	   June 30, 1996
                                     -----------------    -------------
			Due from third-party payors		          $ 7,466		          $ 8,055
			Deferred tax assets		                    2,137		            1,810
			Notes receivable		                       1,132		              672
			Prepaid expenses		                       2,602		              952
   Other receivables		                      1,602		            1,543
                                           ------             ------
					                                     $14,939		          $13,032
                                          =======            =======

5.	In July 1996, the Company issued $15 million Senior Secured Notes
("Notes") which represented the second and last issuance of $70 million of
Notes.  The first issuance of $55 million occurred in December 1995.  The second series of notes have the same terms as the first series except that the interest rates are 0.05% higher than the fixed rates for the first series of notes. The proceeds from the July 1996 Notes were used to repay $6,000 in bank credit line loans and the balance of $9,000 was invested in short-term, high credit quality financial instruments.  There are currently $4,000 in outstanding bank credit line loans.

		In July 1996, the Company exercised a purchase option in its lease of a
90-bed skilled nursing care center in Rockport, Texas.  The purchase price of $2,022 was financed with funds from the Notes issued in July 1996 (see above).  In August 1996, the Company opened its 210-bed skilled nursing care center in White Settlement (Fort Worth), Texas and opened 51 additional beds at its skilled nursing care center in Fresno, California, which initially opened in January 1996 with 108 beds.

                       	SUMMIT CARE CORPORATION

             	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                            	(Unaudited)
                          	(In thousands)

		In December 1996, the Company entered into a limited liability company
("LLC")  agreement to operate a pharmacy in Austin, Texas.  The purchase price for its 50% membership interest was $1,579 in cash.  The pharmacy will service nursing centers in Texas operated by either the Company, the other
LLC member or non-affiliated nursing center owners.

6.	In December 1996, the Company recorded a special charge of $4,000 against revenues as a result of adjustments proposed by Medicare in connection with an audit of fiscal 1995 completed in the quarter ended December 31, 1996, which would have an effect on revenues for that fiscal year, fiscal 1996 and the six months ending December 31, 1996.

7.	In March 1995, Statement of Financial Accounting Standards No. 121,
"Accounting for the Impairment of Long-Lived Assets to be Disposed Of"
("SFAS 121"), was issued.  SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.  SFAS
121 also addresses the accounting for long-lived assets that are expected to be disposed of.  The Company believes, based on current circumstances, that there are no indicators of impairment to its long-lived assets, and the Company presently has no expectations for disposing of any long-lived assets.

8.	Recent Accounting Pronouncement:  In October 1995, Statement of Financial
Accounting Standards No. 123, "Accounting for Stock-Based Compensation"
("SFAS 123"), was issued which, if elected, would require companies to use a new fair value method of valuing stock-based compensation plans.  The Company has elected to continue following present accounting rules under Accounting
Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"
which uses an intrinsic value method and often results in no compensation expense.  However, at the end of fiscal year 1997, in accordance with SFAS
123, the Company will provide pro forma disclosure of what net income and earnings per share would have been had the new fair value method been used.

                           	SUMMIT CARE CORPORATION

                                 	FORM 10-Q

                    	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           	(Dollars in thousands)
Results of Operations
---------------------

 Quarter Ended December 31, 1996 Compared to Quarter Ended December 31, 1995

	Net revenues increased $3,380 or 7.9% from $42,801 for the quarter ended
December 31, 1995 to $46,181 for the quarter ended December 31, 1996. The increase occurred due to the following:

									                                              Amount	      Percent
                                                       ------       -------
	1.	Rehabilitative and other specialty services  		    $1,433 	      42.4%
	2.	New beds opened in fiscal years 1996 and 1997  	    3,497 	     103.5
 3.	Increased census days and revenue rates		           1,715 	      50.7
	4.	Pharmacy operations					                              735 	      21.7
	5.	Special Charge to Medicare revenues		              (4,000)	    (118.3)
                                                        -----       -----
									                                              $3,380 	     100.0%
                                                       ======       ======

The special charge to Medicare revenues reflects the result of adjustments proposed by Medicare in connection with an audit of fiscal 1995, which would have an effect on revenues for that fiscal year, fiscal 1996 and the six months ending December 31, 1996. Average occupancy was 84.4% in the second quarter ended December 31, 1996 and 85.5% in the second quarter ended December 31, 1995. Excluding newly constructed beds, the average occupancy was 86.8% in the second quarter ended December 31, 1996. The Company's quality mix (revenues from Medicare, managed care and private pay patients as a percentage of gross revenues excluding pharmacy revenues) was 69.5% in the second quarter ended December 31, 1996 and 65.0% in the second quarter ended December 31, 1995.

	Expenses, consisting of salaries and benefits, supplies, purchased services, provision for doubtful accounts and other as a percent of net revenues, before the effect of the special charge,  increased from 83.4% of net revenues in the second quarter ended December 31, 1995 to 86.5% in the second quarter ended December 31, 1996.  Total salaries and employee related benefits were 44.5% of net revenues in the second quarter ended December 31,
1996 compared to 44.7% of net revenues, before the effect of the special charge, in the second quarter ended December 31, 1995.  Purchases of rehabilitative and other specialty services were 19.8% of net revenues, before the effect of the special charge, in the second quarter ended
December 31, 1996 compared to 17.5% of net revenues in the same period last year.  Expenses increased $7,741 or 21.7%

                          	SUMMIT CARE CORPORATION

                                   	FORM 10-Q

                    	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)


from $35,687 in the second quarter ended December 31, 1995 to $43,428 in the second quarter ended December 31, 1996 for the following reasons:

                                        									Amount	      Percent
                                                 ------       -------
	1.	Rehabilitative and other specialty services		$2,473	       32.0%
	2.	Expenses relating to new beds opened
		  in fiscal years 1996 and 1997			              3,264	       42.2
	3.	Salaries and benefits		 			                   1,791	       23.1
 4.	Other expenses					                             213	        2.7
                                                  -----        ----
									                                        $7,741	      100.0%
                                                 ======       =====

	Income before rental, depreciation and amortization and interest expense, net of interest income, decreased $4,361 or 61.3% from $7,114 in the second quarter ended December 31, 1995 to $2,753 in the second quarter ended
December 31, 1996 and was 6.0% of net revenues in the second quarter ended December 31, 1996 (and 13.5% of net revenues before the special charge to revenues) compared to 16.6% in the second quarter ended December 31, 1995.

	Rental, depreciation and amortization and interest expense, net of interest income, increased by $773 or 20.8% from $3,714 in the second quarter ended
December 31, 1995 to $4,487 in the second quarter ended December 31, 1996.
The increase was due primarily to interest expense related to higher long-
term debt of $16,095.

	The Company's effective tax rate was 39.5% of income in the second quarter ended December 31, 1996 and 39.9% of income in the second quarter ended
December 31, 1995. There was a net loss of $1,049 in the second quarter ended December 31, 1996, including $2,420 for the special charge described earlier. Net income after taxes before the special charge, decreased $672 or 32.9% from $2,043 in the second quarter ended December 31, 1995 to $1,371 in the second quarter ended December 31, 1996.

                          	SUMMIT CARE CORPORATION
                                	FORM 10-Q

                  	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               	FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          	(Dollars in thousands)
Results of Operations
---------------------

       Six Months Ended December 31, 1996 Compared to Six Months Ended
                              December 31, 1995

	Net revenues increased $11,017 or 13.1% from $84,071 for the six months ended December 31, 1995 to $95,088 for the six months ended December 31, 1996. The increase occurred due to the following:

                                           									Amount     	Percent
                                                    ------      -------
	1.	Rehabilitative and other specialty services		   $4,657 	     42.3%
	2.	New beds opened in fiscal years 1996 and 1997	   5,919 	     53.7
	3.	Increased census days and revenue rates		        3,101 	     28.1
	4.	Pharmacy operations					                         1,340 	     12.2
	5.	Special charge to Medicare revenues		           (4,000)	    (36.3)
                                                     -----      -----
									                                          $11,017 	    100.0%
                                                   =======      =====

	The special charge to Medicare revenues reflects the result of adjustments proposed by Medicare in connection with an audit of fiscal 1995, which would have an effect on revenues for that fiscal year, fiscal 1996 and the six months ending December 31, 1996. Average occupancy was 84.0% in the six months ended December 31, 1996 and 86.3% in the six months ended December
31, 1995. Excluding newly constructed beds, the average occupancy was 86.6% in the six months ended December 31, 1996. The Company's quality mix
(revenues from Medicare, managed care and private pay patients as a percentage of gross revenues excluding pharmacy revenues) was 69.7% in the six months ended December 31, 1996 and 64.5% in the six months ended
December 31, 1995.

	Expenses, consisting of salaries and benefits, supplies, purchased services, provision for doubtful accounts and other as a percent of net revenues, before the effect of the special charge, increased from 82.5% of net revenues in the six months ended December 31, 1995 to 85.9% in the six months ended
December 31, 1996.  Total salaries and employee related benefits were 43.8%
of net revenues, before the effect of the special charge, in the six months ended December 31, 1996 compared to 44.9% of net revenues in the six months ended December 31, 1995.  Purchases of rehabilitation and other specialty services were 20.0% of net revenues, before the effect of the special charge, in the period ending December 31, 1996 compared with 16.5% of the net

  	                       SUMMIT CARE CORPORATION

                               	FORM 10-Q

                  	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

revenues in the same period last year. Expenses increased $15,794 or 22.8% from $69,342 in the six months ended December 31, 1995 to $85,136 in the six months ended December 31, 1996 for the following reasons:

                                          								  	Amount	    Percent
                                                     ------     -------
	1.	Rehabilitative and other specialty services		   $5,942	       37.6%
	2.	Expenses relating to new beds opened
		  in fiscal years 1996 and 1997			                 5,627	       35.6
	3.	Salaries and benefits		 			                      3,342	       21.2
 4.	Other expenses					                                883	        5.6
                                                    ------       -----
									                                          $15,794	      100.0%
                                                   =======       =====

	Income before rental, depreciation and amortization and interest expense, net of interest income, decreased $4,777 or 32.4% from $14,729 in the six months ended December 31, 1995 to $9,952 in the six months ended December
31, 1996 and was 10.5% of net revenues in the six months ended December 31, 1996 (and 14.1% of net revenues before the special charge to revenues) compared to 17.5% in the six months ended December 31, 1995.

	Rental, depreciation and amortization and interest expense, net of interest income, increased by $1,694 or 22.9% from $7,405 in the six months ended
December 31, 1995 to $9,099 in the six months ended December 31, 1996. This increase was due primarily to interest expense related to higher long-term debt of $16,095.

	The Company's effective tax rate was 39.5% of income in the six months ended
December 31, 1996 and 39.9% of income in the six months ended December 31,
1995.  Net income was $516 for the six months ended December 31, 1996 including $2,420 for the special charge described earlier.  Net income after taxes before the special charge, decreased $1,466 or 33.3% from $4,402 in the six months ended December 31, 1995 to $2,936 in the six months ended December
31, 1996.

                             	SUMMIT CARE CORPORATION
	                                    FORM 10-Q

                     	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

Selected Statistics are Shown Below:

                     	                       Fiscal
                                             ------
               				                                              Increase
	                                         1997 	   1996        	(Decrease)
                                          ----     ----         ----------
	Facilities in operation at:
		September 30	                             39	       37	              2
		December 31	                              39	       37	              2

	Nursing center beds at:
		September 30	                          4,629	    4,294	            335
		December 31	                           4,629	    4,294	            335

	Assisted living beds at:
		September 30	                            468	      468	              0
  December 31	                             468	      468	              0

	Total beds at:
		September 30		                         5,097	     4,762	           335
		December 31		                          5,097	     4,762	           335

	Total occupancy:
		First quarter	                          83.6%	     87.2%	         (3.6)%
		Second quarter	                         84.4%	     85.5%         	(1.1)%

	Nursing center occupancy:
		(based on licensed beds)
		First quarter	                          84.1%	      88.1%	        (4.0)%
		Second quarter	                         84.9%	      86.2%	        (1.3)%

	Assisted living center occupancy:
		First quarter	                          78.7%	      78.7%	           0%
		Second quarter	                         79.6%	      79.3%	          .3%

	Percentage of revenues from
		Private, managed care and
		Medicare (Quality Mix):
		First quarter	                          69.9%		     64.0%	          5.9%
		Second quarter	                         69.5%	      65.0%	          4.5%

	Percentage of revenues from
		Medicaid:
 	First quarter	                          30.1%		     36.0%	         (5.9)%
	 Second quarter	                         30.5%		     35.0%	         (4.5)%

                           	SUMMIT CARE CORPORATION

                                  	FORM 10-Q

                    	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)


Liquidity and Capital Resources
-------------------------------

	At December 31, 1996, the Company had $1,632 in cash and cash equivalents and working capital of $15,118. During the six months ended December 31, 1996, the Company's cash and cash equivalents decreased by $1,026.

	Net cash provided by operating activities increased $4,860 from a negative $1,297 in the first six months of fiscal 1995 to a positive $3,563 in the first six months of 1996. Net cash provided by operating activities, plus proceeds of $15,000 in new long-term debt and additional credit line borrowings of $4,000, were used principally for capital expenditure of $12,049 for existing centers and the initial payoff of the line of credit of $6,000, the purchase of a lease option of $1,975, and the acquisition of a 50% interest in a limited liability company for $1,579.

 Accounts receivable increased $5,027 primarily due to an increase in Medicare and managed care revenues. At December 31, 1996, the Company's average accounts receivable days outstanding were 41 as compared to 43 days out-standing at December 31, 1995.

	Long-term debt consisted of mortgage indebtedness of $8,510 on three properties, $13,429 on five capitalized leases, $95,000 in senior secured debt (see next paragraph), and credit line borrowings of $4,000 totaling $120,939 as of December 31, 1996.

	In December 1995, the Company issued $55,000 of Senior Secured Notes ("New Notes"), the initial funding of $70,000 in New Notes. The remaining amount of $15,000 was issued in July 1996. In transactions related to the New
Notes, the Company reduced its bank line of credit from $60,000 to $40,000 at more favorable interest rates and amended the indenture for its $25,000
Senior Secured Notes ("Current Notes"). Also, the bank line of credit's repayment period following the revolving commitment was reduced from four years to three years. Holders of the Current Notes and the New Notes and the Company's bank lenders have entered into an intercreditor agreement and collateral agreement which provide a security interest in certain real estate on a pari passu basis and except for certain permitted liens, a negative pledge on the Company's assets. The New Notes are payable at the end of the fifth year ($7,000), the end of the sixth year ($5,000), annually from the eighth year through the twelfth year ($48,000) and at the end of the fifteenth year ($10,000). The annual, fixed interest rate on each New
Note ranges from 7.38% on the earliest maturing New Note to 8.14% on the last
New Note to mature and averages 7.8% when weighted.

                             SUMMIT CARE CORPORATION

                                   FORM 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

                             (Dollars in thousands)

 The Company believes that it has sufficient capital resources and cash flow from its existing operations to service long-term debt due within one year of $2,866, to make normal recurring capital replacements, additions and improve-ments of approximately $7,000 planned for the next 12 months, to develop properties over the next 12 months costing approximately $7,500 and to meet other long-term working capital needs and obligations. The Company expects, on a selective basis, to pursue expansion of its existing centers and the acquisition or development of additional centers in markets where demo-graphics and competitive factors are favorable. The Company currently has plans, or is developing plans, to construct and open 114 new beds in four centers by the fall of 1997.

Impact of Inflation
-------------------

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

Recent Accounting Pronouncement
-------------------------------

 See Note 8 to Consolidated Financial Statements.

                                 PART II
                          SUMMIT CARE CORPORATION

                             OTHER INFORMATION

                                Quarter Ended
                              December 31, 1996

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)     Exhibits

         NONE


 (b)     Reports on Form 8-K

         NONE

                            SUMMIT CARE CORPORATION

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.

                                              SUMMIT CARE CORPORATION



Date:  February 13, 1997               By:    S/DERWIN WILLIAMS
                                              ------------------------
								                                      Derwin L. Williams
								                                      Sr.Vice President-Finance
										                                    and Chief Financial Officer






Date: February 13, 1997		    		         By:   S/MELODYE STOK
                                              ------------------------
 								                                     Melodye Stok
								                                      Vice President-Controller and
								                                      Chief Accounting Officer