Form 10-Q
period 1997-03-31
SUMMIT CARE CORP
filed 1997-05-14
CIK 875192

SECURITIES AND EXCHANGE COMMISSION
                        	Washington, D.C.  20549

                               	FORM 10-Q


 X 		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                 		For the period ended March 31, 1997

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

	Shares of Registrant's common stock outstanding at
                      March 31, 1997 -- 6,772,800

	                       SUMMIT CARE CORPORATION

                              	FORM 10-Q

                            	Quarter Ended
	                           March 31, 1997

                          	TABLE OF CONTENTS
                                                   					Page of
					                                                  Form 10-Q
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

                                  	PART I

                          	SUMMIT CARE CORPORATION

                      	CONSOLIDATED STATEMENTS OF INCOME

                               	(Unaudited)
	                    (In thousands, except per share data)

                               					Three Months Ended	    Nine Months Ended
					                                    March 31,	            March 31,

                              					   1997   	   1996   	   1997   	   1996
                                      ----       ----       ----       ----
Net revenues	                        $ 52,012	 $ 45,232	  $147,100	  $129,303

Expenses:
	Salaries and benefits       	         22,159	   19,934	    65,545	    57,651
 Supplies 	                             4,750	    4,443	    15,131	    13,432
 Purchased services  	                 13,375	   10,713	    37,519	    26,679
 Provision for doubtful accounts	         588	      694     	1,555     	1,445
 Other expenses	                        4,022    	3,154	    10,280	     9,073
 Rental		                                 732	      664	     2,142	     1,977
 Depreciation and amortization	         1,893	    1,634	     5,525	     4,714
 Interest (net of interest income,
	  $85 and $478 in 1997 and $142
  	and $405 in 1996, respectively)	     2,099	    1,919	     6,156	     4,931
                                       ------    ------     ------     ------
				                                   49,618	   43,155	   143,853	   119,902

Income before provision for
	income taxes	                          2,394	    2,077	     3,247	     9,401
Provision for income taxes	               946	      750    	 1,283   	  3,672
                                       ------    ------     ------     ------
Net income 	                           $1,448	   $1,327	    $1,964	    $5,729
                                       ======    ======     ======     ======

Earnings per share	                    $  .21	   $  .19	    $  .29	    $  .83
                                       ======    ======     ======     ======
Weighted average number
	of shares of common
	stock outstanding	                     6,828	    6,849	     6,829	     6,886
                                       ======    ======     ======     ======

	See accompanying notes

	                           SUMMIT CARE CORPORATION

                          	CONSOLIDATED BALANCE SHEETS

                                	(In thousands)

	                                           March 31, 1997	  June 30, 1996
	                                            (Unaudited)	       (Note)
                                            --------------   -------------
ASSETS
Current assets:
	Cash and cash equivalents	                     $ 2,218	         $ 2,658
	 Accounts receivable, less allowance for
	  doubtful accounts: March 1997 - $1,584;
	  June 1996 - $2,084 	                          34,786	          27,930
	Supplies inventory, at cost 	                    2,261	           2,058
	Other current assets      	                     10,708	          13,032
                                                 ------           ------
Total current assets	                            49,973	          45,678

Property and equipment, at cost:
	Land and land improvements	                     17,167	          16,018
	Buildings and leasehold improvements	          148,199	         136,907
	Furniture and equipment	                        21,345	          18,668
	Construction in progress	                       16,862	          15,043
                                                -------          -------
			                                             203,573	         186,636

	Less accumulated depreciation and amortization	 26,805	          21,713
                                                -------          -------
			                                             176,768	         164,923

Notes receivable	                                 4,756	           4,845
Other assets	                                     8,927	           7,606
                                                -------          -------
			                                            $240,424	        $223,052
                                               ========         ========

NOTE: The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

	                         See accompanying notes
                              	(Continued)

                         	SUMMIT CARE CORPORATION

                             	(In thousands)

                                          	March 31, 1997	    June 30, 1996
                                           	(Unaudited)	         (Note)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
	Payable to bank	                              $ 3,524	          $ 4,165
	Accounts payable	                              28,265	           19,895
	Employee compensation and benefits	             3,479	            3,738
	Income taxes payable          	                   598	              989
	Long-term debt due within one year	               960	            2,985
                                               -------           -------
Total current liabilities	                      36,826	           31,772

Long-term debt 	                               117,743	          107,389
Deferred income taxes	                           2,605	            2,605
                                               -------           -------
Total liabilities	                             157,174	          141,766

Commitments and contingencies

Shareholders' equity:
	Preferred stock, no par value, 2,000
		authorized shares, none issued	--	--
	Common stock, no par value, 100,000
		authorized shares, 6,773 issued and
		outstanding, in both periods	                 51,486	            51,486
	Retained earnings	                             31,764	            29,800
                                               -------            -------
Total shareholders' equity 	                    83,250	            81,286
                                               -------            -------
			                                           $240,424	          $223,052
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

                         	See accompanying notes

	                        SUMMIT CARE CORPORATION
	                 CONSOLIDATED STATEMENTS OF CASH FLOWS
	                              (Unaudited)
                        	(Dollars in thousands)

	                                                 Nine Months Ended
	                                                     March 31,
	                                                   1997 	    1996
                                                    ----      ----
Operating activities:
	Net income	                                       $ 1,964   $ 5,729
Adjustments to reconcile net income to net cash
		provided by (used in) operating activities
			Depreciation and amortization	                    5,525 	   4,714
			(Increase) in accounts receivable, net	          (6,856)  	(9,127)
			(Increase) decrease in supplies inventory	        ( 203)    	 124
   Decrease (increase) in other assets	              2,982 	  (8,411)
			Increase in accounts payable	                     8,370  	  5,709
			(Decrease) in employee compensation
			   and benefits	                                  ( 259)  	(1,361)
			(Decrease) increase in income taxes payable     	 ( 391) 	     25
                                                     -----     -----
Total adjustments	                                   9,168  	 (8,327)
                                                     -----     -----
	Net cash provided by (used in)
      operating activities	                         11,132 	  (2,598)
                                                    ------    ------
Investing activities:
	Issuance of notes receivable	                       ( 825)	      --
	Principal payments of notes receivable	               386 	     503
	Additions to property and equipment              	(17,120)	 (17,836)
	Investment in limited liability company	           (1,701)	      --
                                                   -------   -------
 Net cash used in investing activities	            (19,260)	 (17,333)
                                                   -------   -------
Financing activities:
	(Decrease) increase in payable to bank	             ( 641)	     883
	Principal payments on long-term debt	             (15,671) 	(49,677)
	Proceeds from long-term debt	                      24,000   	66,500
 Proceeds from exercise of stock options	               --  	     82
                                                   -------   -------
	Net cash provided by financing activities	          7,688 	  17,788
                                                   -------   -------
(Decrease) in cash and cash equivalents	             ( 440)	  (2,143)

Cash and cash equivalents at beginning of year	      2,658 	   3,101
                                                   -------   -------
Cash and cash equivalents at end of the period	    $ 2,218  	$   958
                                                   =======   =======

                         	SUMMIT CARE CORPORATION
	               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                               	(Unaudited)
                          	(Dollars in thousands)

                                                    	Nine Months Ended
	                                                        March 31,
	                                                     1997     	 1996
                                                      ----       ----
Supplemental disclosures of cash flow information:
		Cash paid during the period for:
			Interest	                                         $5,727	     $4,553
   Income taxes	                                      1,674      	3,653

                          	See accompanying notes

                         	SUMMIT CARE CORPORATION

                  	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                	(Unaudited)
	                               (In thousands)

1.		The unaudited financial information included herein, in the opinion of management, reflects all adjustments (all of which are of a normal recurring nature except for a special charge recorded in December 1996, see Note 6.), which are considered necessary to fairly state the Company's financial position, its cash flows and the results of operations.  These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's annual report filed on Form 10-K for the year ended June 30, 1996.  The interim financial information herein is not necessarily representative of that to be expected for a full year.

2.		Certain amounts have been reclassified to conform with fiscal 1996 presentations.

3.		Earnings per share are based on the weighted average number of shares of common stock outstanding, which was 6,829 for the nine months ended March 31,
1997 and 6,886 for the nine months ended March 31, 1996.

4.		Other current assets consist of the following:

				                                         March 31, 1997	  June 30, 1996
                                             --------------   -------------
			Due from third-party payors		               $ 5,002		        $ 8,055
			Deferred tax assets		                         2,137	          	1,810
			Notes receivable		                            1,201		            672
			Prepaid expenses		                            2,133		            952
   Other receivables		                             235	        	  1,543
                                                ------           ------
					                                          $10,708		        $13,032
                                               =======          =======

5.	In July 1996, the Company issued $15 million Senior Secured Notes
("Notes") which represented the second and last issuance of $70 million of Notes. The first issuance of $55 million occurred in December 1995. The second series of notes have the same terms as the first series except that the interest rates are 0.05% higher than the fixed rates for the first series of notes. The proceeds from the July 1996 Notes were used to repay $6,000 in bank credit line loans and the balance of $9,000 was invested in short-term, high credit quality financial instruments. There are currently $2,000 in outstanding bank credit line loans.

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

                          	SUMMIT CARE CORPORATION

                                	(Unaudited)
	                               (In thousands)

 		In December 1996, the Company entered into a limited liability company
("LLC")  agreement to operate a pharmacy in Austin, Texas.  The purchase price for its 50% membership interest was $1,701 in cash.  The pharmacy will service nursing centers in Texas operated by either the Company, the other
LLC member or non-affiliated nursing center owners.

6.	In December 1996, the Company recorded a special charge of $4,000 against revenues and $2,420 against net income or $0.35 per share as a result of adjustments proposed by Medicare in connection with an audit of fiscal 1995 completed in the quarter ended December 31, 1996, which would have an effect on revenues for that fiscal year, fiscal 1996 and the six months ending December 31, 1996.

7. The Company has current maturities of long-term debt of $6,021 that it intends to refinance with funds borrowed against its bank line of credit which has a revolver extending to September 30, 1998 followed by a three year payment period. Accordingly, this amount has been classified as long-term debt.

8.	In March 1995, Statement of Financial Accounting Standards No. 121,
"Accounting for the Impairment of Long-Lived Assets to be Disposed Of"
("SFAS 121"), was issued. SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.
SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company believes, based on current circum-stances, that there are no indicators of impairment to its long-lived assets, and the Company presently has no expectations for disposing of any long-lived assets.

9.	Recent Accounting Pronouncement:  In October 1995, Statement of Financial
Accounting Standards No. 123, "Accounting for Stock-Based Compensation"
("SFAS 123"), was issued which, if elected, would require companies to use a new fair value method of valuing stock-based compensation plans. The
Company has elected to continue following present accounting rules under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" which uses an intrinsic value method and often results in no compensation expense. However, at the end of fiscal year 1997, in accordance with SFAS 123, the Company will provide pro forma disclosure of what net income and earnings per share would have been had the new value method been used.

                           	SUMMIT CARE CORPORATION

                                   	FORM 10-Q

                    	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             	(Dollars in thousands)
Results of Operations
---------------------

	 Quarter Ended March 31, 1997 Compared to Quarter Ended March 31, 1996

	Net revenues increased $6,780 or 15.0% from $45,232 for the quarter ended March 31, 1996 to $52,012 for the quarter ended March 31, 1997. The increase occurred due to the following:

									                                            Amount	     Percent
                                                     ------      -------
	1.	Rehabilitative and other specialty services		    $1,343 	     19.8%
	2.	New beds opened in fiscal years 1996 and 1997	    3,376 	     49.8
 3.	Increased census days and revenue rates		         1,407      	20.7
	4.	Pharmacy operations					                            654    	   9.7
                                                      -----       ----
									                                            $6,780 	    100.0%

Average occupancy was 85.6% in the third quarter ended March 31, 1997 and 84.7% in the third quarter ended March 31, 1996. Excluding newly constructed beds, the average occupancy was 87.7% in the third quarter ended March 31, 1997. The Company's quality mix (revenues from Medicare, managed care and private pay patients as a percentage of gross revenues excluding pharmacy revenues) was 70.0% in the third quarter ended March 31, 1997 and 68.6% in the third quarter ended March 31, 1996.

	Expenses, consisting of salaries and benefits, supplies, purchased services, provision for doubtful accounts and other as a percent of net revenues increased from 86.1% of net revenues in the third quarter ended March 31,
1996 to 86.3% in the third quarter ended March 31, 1997.  Total salaries and employee related benefits were 42.6% of net revenues in the third quarter ended March 31, 1997 compared to 44.1% of net revenues in the third quarter ended March 31, 1996.  Purchases of rehabilitative and other specialty services were 20.8% of net revenues in the third quarter ended March 31,
1997 compared to 20.7% of net revenues in the same period last year.
Expenses increased $5,956 or 15.3% from $38,938 in the third quarter ended

                      	SUMMIT CARE CORPORATION

                             	FORM 10-Q

              	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         	FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)


March 31, 1996 to $44,894 in the third quarter ended March 31, 1997 for the following reasons:

									                                              Amount	    Percent
                                                       ------     -------
	1.	Rehabilitative and other specialty services		      $1,446	     24.3%
	2.	Expenses relating to new beds opened
		 in fiscal years 1996 and 1997			                     2,858	     48.0
	3.	Salaries and benefits		 			                         1,096     	18.4
 4.	Other expenses					                                   556	      9.3
                                                       ------      ----
									                                              $5,956	    100.0%
                                                       ======     ======

	Income before rental, depreciation and amortization and interest expense, net of interest income, increased $824 or 13.1% from $6,294 in the third quarter ended March 31, 1996 to $7,118 in the third quarter ended March 31, 1997 and was 13.7% of net revenues in the third quarter ended March 31, 1997 compared to 13.9% in the third quarter ended March 31, 1996.

	Rental, depreciation and amortization and interest expense, net of interest income, increased by $507 or 12.0% from $4,217 in the third quarter ended
March 31, 1996 to $4,724 in the third quarter ended March 31, 1997.  The increase was due to primarily depreciation of additions to property and equipment and interest expense related to higher long-term debt of $12,092.

	The Company's effective tax rate was 39.5% of income in the third quarter ended March 31, 1997 and 36.1% of income in the third quarter ended March 31, 1996. Net income after taxes increased $121 or 9.1% from $1,327 in the third quarter ended March 31, 1996 to $1,448 in the third quarter ended March 31, 1997.

                            SUMMIT CARE CORPORATION
                                 	FORM 10-Q

                    	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  	FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           	(Dollars in thousands)
Results of Operations
---------------------

Nine months Ended March 31, 1997 Compared to Nine months Ended March 31, 1996

	Net revenues increased $17,797 or 13.8% from $129,303 for the nine months ended March 31, 1996 to $147,100 for the nine months ended March 31, 1997.
The increase occurred due to the following:

                                         									    Amount	     Percent
                                                      ------      -------
	1.	Rehabilitative and other specialty services		     $6,000 	     33.7%
	2.	New beds opened in fiscal years 1996 and 1997	     9,295 	     52.2
	3.	Increased census days and revenue rates		          4,508 	     25.3
	4.	Pharmacy operations					                           1,994    	  11.2
	5.	Special charge to Medicare revenues		             (4,000)    	(22.4)
                                                      ------      -----
									                                            $17,797     	100.0%

	The special charge to Medicare revenues reflects the result of adjustments proposed by Medicare in connection with an audit of fiscal 1995, which would have an effect on revenues for that fiscal year, fiscal 1996 and the six months ending December 31, 1996. Average occupancy was 84.5% in the nine months ended March 31, 1997 and 86.2% in the nine months ended March 31, 1996. Excluding newly constructed beds, the average occupancy was 86.9% in the nine months ended March 31, 1997. The Company's quality mix (revenues from Medicare, managed care and private pay patients as a percentage of gross revenues excluding pharmacy revenues) was 69.8% in the nine months ended
March 31, 1997 and 66.0% in the nine months ended March 31, 1996.

	Expenses, consisting of salaries and benefits, supplies, purchased services, provision for doubtful accounts and other as a percent of net revenues, before the effect of the special charge, increased from 83.7% of net revenues in the nine months ended March 31, 1996 to 86.1% in the nine months ended
March 31, 1997.  Total salaries and employee related benefits were 43.4% of net revenues, before the effect of the special charge, in the nine months ended March 31, 1997 compared to 44.6% of net revenues in the nine months
ended March 31, 1996.   Purchases of rehabilitation and other specialty
services were 20.3% of net revenues, before the effect of the special charge, in the period ending March 31, 1997 compared with 18.0% of the net revenues

                           	SUMMIT CARE CORPORATION

                                  	FORM 10-Q

	                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               	FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

in the same period last year. Expenses increased $21,750 or 20.1% from $108,280 in the nine months ended March 31, 1996 to $130,030 in the nine months ended March 31, 1997 for the following reasons:

									                                              Amount	    Percent
                                                       ------     -------
	1.	Rehabilitative and other specialty services		      $7,388	     34.0%
	2.	Expenses relating to new beds opened
		  in fiscal years 1996 and 1997		                     8,485	     39.0
	3.	Salaries and benefits		 			                         4,438	     20.4
 4.	Other expenses					                                 1,439	      6.6
                                                       ------      ----
									                                             $21,750	    100.0%

	Income before rental, depreciation and amortization and interest expense, net of interest income, decreased $3,953 or 18.8% from $21,023 in the nine months ended March 31, 1996 to $17,070 in the nine months ended March 31, 1997 and was 11.6% of net revenues in the nine months ended March 31, 1997
(and 13.9% of net revenues before the special charge to revenues) compared to 16.3% in the nine months ended March 31, 1996.

	Rental, depreciation and amortization and interest expense, net of interest income, increased by $2,201 or 18.9% from $11,622 in the nine months ended
March 31, 1996 to $13,823 in the nine months ended March 31, 1997. This increase was due to primarily depreciation of additions to property and equipment and interest expense related to higher long-term debt of $12,092.

	The Company's effective tax rate was 39.5% of income in the nine months ended March 31, 1997 and 39.1% of income in the nine months ended March 31, 1996. Net income was $1,964 for the nine months ended March 31, 1997 including $2,420 for the special charge described earlier. Net income after taxes before the special charge, decreased $1,345 or 23.5% from $5,729 in the nine months ended March 31, 1996 to $4,384 in the nine months ended
March 31, 1997.

                        	SUMMIT CARE CORPORATION
                               	FORM 10-Q

	                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          	FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

Selected Statistics are Shown Below:

                           	             Fiscal            				Increase
	                                     1997 	   1996          	(Decrease)
                                      -------------           ----------
	Facilities in operation at:
		September 30	                        39	      37	                2
		December 31	                         39	      37	                2
		March 31	                            39	      38	                1

	Nursing center beds at:
		September 30	                     4,629	   4,294	              335
		December 31	                      4,629	   4,294	              335
		March 31                         	4,623	   4,418	              205

	Assisted living beds at:
		September 30	                       468	     468	                0
  December 31	                        468	     468	                0
		March 31	                           468	     468	                0

	Total beds at:
		September 30		                    5,097	   4,762	              335
		December 31		                     5,097	   4,762	              335
		March 31	  	                      5,091	   4,886	              205

	Total occupancy:
		First quarter	                    83.6%	   87.2%	            (3.6)%
		Second quarter	                   84.4%	   86.8%	            (2.4)%
		Third quarter	                    85.6%	   84.7%	             0.9 %

	Nursing center occupancy:
		(based on licensed beds)
		First quarter	                    84.1%	   88.2%	            (4.1)%
		Second quarter	                   84.9%	   87.6%	            (2.7)%
		Third quarter	                    86.0%	   85.5%	             0.5 %

	Assisted living center occupancy:
		First quarter	                    78.7%	   78.7%	             0%
		Second quarter	                   79.6%	   79.3%	              .3%
		Third quarter	                    81.2%	   77.6%	             3.6%

	Percentage of revenues from
		Private, managed care and
		Medicare (Quality Mix):
		First quarter	                    69.9%		  64.0%	             5.9%
		Second quarter	                   69.5%	   65.0%	             4.5%
		Third quarter	                    70.0%	   68.6%	             1.4%

	Percentage of revenues from
		Medicaid:
	First quarter	                     30.1%		  36.0%	            (5.9)%
	Second quarter	                    30.5%		  35.0%	            (4.5)%
	Third quarter	                     30.0%  		31.4%	            (1.4)%

                               	SUMMIT CARE CORPORATION

                                       	FORM 10-Q

                       	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               	FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)


Liquidity and Capital Resources
-------------------------------

	At March 31, 1997, the Company had $2,218 in cash and cash equivalents and working capital of $13,147. During the nine months ended March 31, 1997, the Company's cash and cash equivalents decreased by $440.

	Net cash provided by operating activities increased $13,730 from a negative
$2,598 in the  first nine months of fiscal 1996 to a positive $11,132 in the first nine months of 1997.  Net cash provided by operating activities, plus proceeds of $15,000 in new long-term debt and additional net credit line borrowings of $2,000, were used principally for capital expenditures of
$17,120 for existing centers and the initial payoff of the line of credit of
$6,000, the purchase of a lease option of $1,975, and the acquisition of a 50% interest in a limited liability company for $1,701.

	Accounts receivable increased $6,856 primarily due to an increase in Medicare and managed care revenues. At March 31, 1997 and March 31, 1996, the Company's average accounts receivable days outstanding were 39.

	Long-term debt consisted of mortgage indebtedness of $8,415 on three properties, $13,288 on five capitalized leases, $95,000 in senior secured debt (see next paragraph), and credit line borrowings of $2,000 totaling $118,703 as of March 31, 1997.

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

                           	SUMMIT CARE CORPORATION

                                  	FORM 10-Q

                     	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

                            	(Dollars in thousands)

	The Company believes that it has sufficient cash flow from its existing operations and from its bank line of credit to service long-term debt due within one year of $6,981 (of which the Company intends to borrow $6,021 against its bank line of credit which has a revolver extending to September
30, 1998 followed by a three year payment period), to make normal recurring capital replacements, additions and improvements of approximately $13,500 planned for the next 12 months, to develop properties over the next 12 months costing approximately $5,500 and to meet other long-term working capital needs and obligations. The Company expects, on a selective basis, to pursue expansion of its existing centers and the acquisition or development of additional centers in markets where demographics and competitive factors are favorable. The Company currently has plans, or is developing plans, to construct and open 114 new beds in four centers by the fall of 1997.

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

	See Note 9 to Consolidated Financial Statements.

                                 	PART II

                           	SUMMIT CARE CORPORATION

                              	OTHER INFORMATION

                               	Quarter Ended
	                               March 31, 1997

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	    Exhibits

     		 NONE

(b)	    Reports on Form 8-K

      		NONE

                            	SUMMIT CARE CORPORATION
                                 	SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              									SUMMIT CARE CORPORATION



Date:    May 14, 1997  	   			By:    S/DERWIN L. WILLIAMS
                                       ------------------------
								                               Derwin L. Williams
								                               Sr.Vice President-Finance
                               								and Chief Financial Officer




Date:    May 14, 1997		     		By:     S/MELODYE STOK
                                       -----------------------
 								                              Melodye Stok
								                               Vice President-Controller
								                               and Chief Accounting Officer