Form 10-K405
period 1997-06-30
SUMMIT CARE CORP
filed 1997-09-26
CIK 875192

          S E C U R I T I E S  A N D  E X C H A N G E  C O M M I S S I O N

                              WASHINGTON D.C. 20549

                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934                                                       (FEE REQUIRED)

For the fiscal year ended June 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934                                                   (FEE REQUIRED)

For the transition period from _______ to _______ Commission file number 0-19411

                    S U M M I T  C A R E  C O R P O R A T I O N
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

                                  COMMON STOCK
                                (TITLE OF CLASS)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock held by non-affiliates* as of September 11, 1997 was $96,465,000.

The number of shares outstanding of Registrant's common stock as of September 11, 1997: 6,776,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement for its annual meeting of shareholders to be held on December 11, 1997, which will be filed with the Commission within 120 days of the Company's last fiscal year end, are incorporated by reference in Part III of this Form 10-K.

* Without acknowledging that any individual director of the Company is an affiliate, the shares over which they have voting control have been included as owned by affiliates solely for purposes of this computation.

                    The exhibit index is located on Page 42.

                                     PART I


ITEM 1.  BUSINESS

GENERAL

        Summit Care Corporation (the "Company") principally operates skilled nursing care centers and assisted living centers located in California, Texas and Arizona. The skilled nursing care centers provide subacute, rehabilitative, specialty medical and skilled nursing care. The assisted living centers provide room and board, social and minor medical services in a secure environment and, in selected situations, provide care to early stage Alzheimer's residents. The Company also operates pharmacies which service skilled nursing care centers, assisted living centers and acute hospitals, both affiliated and non-affiliated in Southern California and Texas. In addition, the Company manages subacute care units in acute hospitals. The Company is incorporated under the laws of the State of California.

        At June 30, 1997, the Company operated 35 skilled nursing care centers with 4,631 beds. Thirteen centers are in California with 1,515 beds; twenty-one centers are in Texas with 2,966 beds and one center in Arizona with 150 beds. Within its skilled nursing care centers, the Company has established separate units for specialty medical care and subacute: fifteen units are dedicated to Alzheimer's and 35 units for patients requiring services for such complex medical needs as oncology, pulmonary cardiac complications, wounds, respiratory therapy and intensive physical, speech and occupational therapies.

        At fiscal year end, the Company operated four assisted living centers with 409 beds in California and opened a fifth center with 66 beds on July 1, 1997. Included in three of the centers are units dedicated to the needs of early stage Alzheimer's residents.

        At June 30, 1997, the Company operated two pharmacies in Southern California and through a joint venture, operates one in Texas. The pharmacies provide pharmaceutical products and services to 86 non-affiliated skilled nursing care centers, assisted living centers and acute hospitals located in Southern California and Texas. The pharmacies also provide products and services to the Company's skilled nursing care and assisted living centers. The Company manages subacute units in three acute hospitals.

        During fiscal year 1997, the Company opened 261 new beds in two skilled nursing care centers, and on July 1, 1997, opened another 66 new beds in an assisted living center. An existing center in Fresno, California, with 108 beds was expanded to 159 beds in July 1996. This center offers services to Alzheimer's residents in 47 beds and to subacute/skilled nursing residents in 112 beds. In August 1996, 110 beds in a newly constructed skilled nursing care center in Fort Worth, Texas were opened and in June 1997 were increased to 210 beds. The 66 beds opened on July 1, 1997 are in a new assisted living center dedicated to Alzheimer's residents situated on a campus in Orange, California, with a 172-bed skilled nursing care center and an assisted living center with 72 beds.

        In addition, construction is in progress to open 47 new beds in a skilled nursing care center currently with 114 beds including 26 Alzheimer's beds. It is presently estimated that the new beds will be open in October 1997.

        The growth in the number of centers and beds by acquisition and construction is shown in the following table:


                                             YEAR ENDED JUNE 30,
                                             -------------------
                                   1994      1995    1996    1997    1998*
CENTERS
Acquired                              2        13      --      --      --
Constructed                          --         1       1       1       1
                                    ---     -----     ---     ---     ---
      Total                           2        14       1       1       1
                                    ===     =====     ===     ===     ===

Owned                                 1         7       1       1       1
Leased-
      With Option to Purchase        --         7**    --      --      --
      With No Purchase Option         1        --      --      --      --
                                    ---     -----     ---     ---     ---
      Total                           2        14       1       1       1
                                    ===     =====     ===     ===     ===

BEDS
Acquired                            282     1,670      --      --      --
Constructed in New Centers           --       118     108     210      66
Constructed in Existing Centers      24        74      74      51      47
                                    ---     -----     ---     ---     ---
      Total                         306     1,862     182     261     113
                                    ===     =====     ===     ===     ===

Owned                               230       976     182     261     113
Leased-
      With Option to Purchase        --       812**    --      --      --
      With No Purchase Option        76        74      --      --      --
                                    ---     -----     ---     ---     ---
      Total                         306     1,862     182     261     113
                                    ===     =====     ===     ===     ===

*  Centers and beds planned to open in fiscal 1998.

** One center with 88 beds was purchased in July 1996 upon exercise of an option to purchase and another center with 111 beds was purchased in September 1997 upon exercise of an option to purchase.

        In April 1994, OrNda HealthCorp ("OrNda") acquired the Company's then majority shareholder, Summit Health, Ltd. ("SHL"). OrNda owned 7.5% Exchangeable Subordinated Notes ("OrNda Notes") exchangeable into all of its equity interest in the Company's common stock, at the option of the holders. In August 1995, OrNda redeemed 100% of the outstanding OrNda Notes in exchange for all of its equity interest in the Company's common stock. OrNda currently has no position in the Company's common stock. In January 1997, OrNda was merged into Tenet Healthcare Corporation ("Tenet").

        In December 1995, the Company issued $55 million of Senior Secured Notes ("New Notes") and in July 1996, issued another $15 million of New Notes. The New Notes are payable as follows:

                                                    ANNUAL AMOUNT
                                                    -------------
               December 15, 2000                     $ 7,000,000
               December 15, 2001                       5,000,000
               December 15, 2003                       9,600,000
               December 15, 2004                       9,600,000
               December 15, 2005                       9,600,000
               December 15, 2006                       9,600,000
               December 15, 2007                       9,600,000
               December 15, 2010                      10,000,000
                                                     -----------
                                                     $70,000,000
                                                     ===========

        The annual fixed interest rate on each New Note ranges from 7.38% on the earliest maturing New Note to 8.14% on the last New Note to mature and averages 7.8% when weighted. The New Notes are secured by certain real estate in a collateral pool shared, on the basis of dollars committed, with the investors holding the Company's $25 million Senior Secured Notes and the lenders under the Company's $40 million bank line of credit. Proceeds from the New Notes were used to payoff bank debt of $55,000,000, for $12,978,000 in construction of new beds and $2,022,000 for the exercise of a purchase option for a skilled nursing center in July 1996. Concurrent with the issuance of the New Notes, the Company reduced its bank line of credit from $60,000,000 to $40,000,000 at more favorable interest rates and reduced the bank line's repayment period following the revolving commitment from four years to three years.

        In December 1996, the Company entered into a limited liability company ("LLC") agreement to operate a pharmacy in Austin, Texas. The purchase price for its 50% membership interest was $1,565,000 in cash. The pharmacy is servicing nursing care centers in Texas operated by either the Company, the other LLC member or non-affiliated nursing center owners.

        SUBSEQUENT EVENTS. The Company exercised its purchase option in a lease of a 111-bed skilled nursing care center in Texas in September 1997 for $1,871,000 in cash.

OPERATIONS

        The Company provides long-term care services at its skilled nursing care centers, assisted living centers and pharmacies, and manages such services at acute hospitals. Long-term care services provided by the Company are of five types.

        SKILLED NURSING CARE. Skilled nursing care is offered in each of the Company's 35 skilled nursing care centers and at the three hospital-based units managed by the Company. Skilled nursing care services consist of round-the-clock care by registered nurses, licensed practical or vocational nurses and certified aides, room and board, special nutritional programs and related medical or other services that may be prescribed by a physician. Each skilled nursing care center has one or more physicians acting as medical director and has agreements with hospitals for the transfer of patients requiring emergency treatment. Each center also has a licensed administrator responsible for all activities in the skilled nursing center and a director of nursing responsible for nursing services.

        The Company has a corporate quality assurance department whose licensed nurses, dietitians and medical records technicians supervise services in the skilled nursing care centers. The Company is seeking to become accredited by the Joint Commission on Accreditation of Health Care Organizations in each of its centers. Accreditation has been achieved at the six centers surveyed by the Commission to date and six additional centers are scheduled at this time for survey.

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

        The Company provides wound care, hospice care, oncology services, pulmonary cardiac services, infection control, pain management and infusion, enteral nutrition therapy and other specialty medical services in separate units at all of its skilled nursing care centers. Also, the Company operates units for the care of residents in various stages of Alzheimer's. There currently are eighteen Alzheimer's units (fifteen in skilled nursing care centers and three in assisted living centers) with a total of 617 beds and 35 units with 899 beds providing subacute and specialty medical services.

        PHARMACEUTICAL PRODUCTS AND SERVICES. The Company provides pharmaceutical products and services through the operation of two pharmacies in Southern California and another in Texas. The pharmacies service 86 non-affiliated skilled nursing care centers, assisted living centers and acute hospitals located in Southern California and Texas, as well as all of the Company's skilled nursing care and assisted living centers. Pharmacists are on call 24 hours a day to ensure the availability of medication whenever it is needed. The pharmacies provide prescription drugs, enteral nutrition therapy services and infusion therapy services, including nutrition, pain management, antibiotic and hydration.

        ASSISTED LIVING SERVICES. The five assisted living centers operated by the Company are located in California and have 475 beds, with 194 beds in three of the centers dedicated to early stage Alzheimer's. Aside from the Alzheimer's units, assisted living services consist of basic room and board, social activities and assistance with activities of daily living such as dressing and bathing. The Company has purchased vacant land in Texas for future development and operation of assisted living centers.

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

                                                 YEAR ENDED JUNE 30,
                                                 -------------------
                                             1997       1996       1995
                                             ----       ----       ----
               Private/Managed Care           27.8%      30.2%      32.4%
               Medicare                       41.8       36.5       30.7
                                             -----      -----      -----
                      Subtotal                69.6       66.7       63.1
               Medicaid                       30.4       33.3       36.9
                                             -----      -----      -----
                      Total                  100.0%     100.0%     100.0%
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

    Specialty medical, subacute, rehabilitative and pharmacy revenues generally represent the most profitable types of services because the principal payors for such services are Medicare and managed care and, in the case of pharmacy revenues, the skilled nursing care centers. The following tables set forth the approximate percentages of gross revenues and the amounts for these types of revenues:

                                                     YEAR ENDED JUNE 30,
                                                     -------------------
                                                  1997      1996      1995
                                                  ----      ----      ----
               Specialty medical, subacute
                 and rehabilitative revenues      48.1%     43.0%     36.8%
               Pharmacy revenues                   7.7       7.9       8.9
                                                  ----      ----      ----
                                                  55.8%     50.9%     45.7%
                                                  ====      ====      ====

                                                 YEAR ENDED JUNE 30,
                                                 -------------------
                                           1997          1996         1995
                                       ------------  ------------  -----------
        Specialty medical, subacute
          and rehabilitative revenues  $118,139,000  $ 87,829,000  $57,116,000
        Pharmacy revenues                18,967,000    16,193,000   13,822,000
                                       ------------  ------------  -----------
                                       $137,106,000  $104,022,000  $70,938,000
                                       ============  ============  ===========

        The pharmacy revenues in the above tables exclude revenues from affiliated skilled nursing care and assisted living centers. While the Company has consistently maintained a high percentage of specialty medical, subacute, rehabilitative and pharmacy revenues relative to total gross revenues, no assurance can be given that these high percentages will not change.

       EMPLOYEES. At June 30, 1997, the Company had approximately 4,200 full-time equivalent employees. None of the Company's employees are covered by collective bargaining agreements and the Company considers the relations with its employees to be good. The Company is subject to both federal and state minimum wage and applicable federal and state wage and hour laws and maintains various employee benefit plans.

       As a result of increases in the specialty and subacute services provided by the Company (which require greater expenditures for equipment, supplies and independent contractor clinicians than basic nursing services, but which generally yield a higher margin), salaries and related employee benefits as a percentage of operating expenses have decreased during the last three years. Salaries and related employee benefits accounted for approximately 50%, 53% and 56% of the Company's expenses (excluding rental, depreciation and amortization and interest) for fiscal years 1997, 1996 and 1995, respectively.

        COMPETITION. The Company operates in a highly competitive industry. The Company's skilled nursing care and assisted living centers are located in communities that also are served by similar centers operated by others. Some competing centers provide services not offered by the Company and some are operated by entities having greater financial and other resources than the Company. In addition, some are operated by non-profit organizations or government agencies supported by endowments, charitable contributions, tax revenues and other sources not available to the Company. Furthermore, cost containment efforts, which encourage more efficient utilization of acute care hospital services, have resulted in decreased hospital occupancy in recent years. As a result, a significant number of acute care hospitals have converted portions of their facilities to other purposes, including specialty and subacute units. In California, Texas and Arizona a certificate of need is no longer required in order to build or expand a nursing center, which is another factor increasing competition. However, in Texas, competition is limited by restrictions on the number of beds that can be enrolled in the Medicaid program. The Company's pharmacies also operate in a highly competitive environment and compete with regional and local pharmacies, medical supply companies and pharmacies operated by other long-term care chains. The Company also may encounter competition in acquiring or developing new centers.

        INSURANCE. The Company maintains general and professional, property, casualty, health, directors and officers, automobile, crime, employee's and workers' compensation coverage that the Company believes is adequate. The Company's workers' compensation insurance for its California and Arizona employees is funded by Company payments to a rental captive insurance company. The funds received by the insurance company pay for claims up to $250,000 per claim and for the purchase of reinsurance coverage for amounts in excess of the per claim limit and for annual aggregate claim amounts in excess of audited premiums. Texas employees are covered by a policy for employer's excess and occupational indemnity for risks in excess of $150,000 up to $1,000,000 per occurrence and no annual aggregate stop loss. The Company pays for claims up to $150,000 per occurrence.

        The Company's services subject it to liability risk. Malpractice claims may be asserted against the Company if its services are alleged to have resulted in patient injury or other adverse effects, the risk of which is greater for higher acuity patients, such as those treated by the Company's specialty and subacute services, than for traditional long-term care patients. The Company has from time to time been subject to malpractice claims and other litigation in the ordinary course of its business. While the Company believes that the ultimate resolution of all pending legal proceedings will not have a material adverse effect on the Company's business or financial condition, there can be no assurance that future claims will not have such an effect on the Company. Its current policy for general and professional liability coverages is a claims-made policy and has limits of $500,000 per occurrence and $1,000,000 in the aggregate per year and carries a self-insured retention of $100,000 per occurrence and a $600,000 annual aggregate loss limit. In addition, the Company has a claims-made umbrella policy which provides additional insurance of $8,500,000 per occurrence and $8,500,000 aggregate per year over its primary general and professional policy, its automobile liability policy and its employer liability policy.

        Although the Company has not been subject to any judgments or settlements in excess of its insurance limits, there can be no assurance that claims for damages in excess of its coverage limits will not arise in the future.

REGULATION

        LICENSURE. The Company's skilled nursing care centers, assisted living centers and pharmacies are subject to various regulatory and licensing requirements of state and local authorities in California, Texas and Arizona. Each skilled nursing care center is licensed by either the California Department of Health Services, the Texas Department of Human Services or the Arizona Department of Health Services, as applicable. Each assisted living center is licensed by the California Department of Social Services and the pharmacies are licensed by the California Board of Pharmacy. All licenses must be renewed annually, and failure to comply with applicable rules, laws and regulations could lead to loss of licenses. In granting, monitoring and renewing licenses, these agencies consider, among other things, the physical condition of the facility, the qualifications of the administrative and nursing staffs, the quality of care and the compliance with applicable laws and regulations. In addition to a variety of state licensing and other laws governing the storage, handling, sale or dispensing of drugs, and the supervising of a duly licensed pharmacist, the pharmacies are subject to federal regulation under the Food, Drug and Cosmetic Act and the Prescription Drug Marketing Act. Moreover, the Company is required to register its pharmacies with the United States Drug Enforcement Administration, and to comply with requirements imposed by that agency with respect to security and reporting of inventories and transactions. Such regulatory and licensing requirements are subject to change, and there can be no assurance that the Company will continue to be able to maintain necessary licenses or that it will not incur substantial costs in doing so. Failure to comply with licensing requirements could result in the loss of the right to payment by Medicare or Medicaid as well as the right to conduct the business of the licensed entity.

        REIMBURSEMENT. The Company's skilled nursing care centers are subject to various requirements for participation in government-sponsored health care funding programs, such as Medicare and Medicaid. To receive Medicare and Medicaid payments, each center must also comply with a number of rules regarding charges and claims procedures, the violation of which can result in denial of reimbursement. Medicare is a health insurance program operated by the federal government for the aged and certain chronically disabled individuals. Medicare utilizes a cost-based reimbursement system for free-standing nursing facilities which, subject to limits fixed for the particular geographic area on the costs for routine services (excluding capital related expenses), reimburses nursing facilities for reasonable direct and indirect allowable costs incurred in providing services (as defined by the program). Effective October 1, 1993, nursing facilities are no longer paid a return on equity under Medicare. Allowable costs normally include administrative and general costs, as well as operating costs and rental, depreciation and interest expenses. Reimbursement is subject to retrospective audit adjustment. An interim rate based upon estimated costs is paid by Medicare during the cost reporting period and a cost settlement is made following an audit of the actual costs as reported in the filed cost report. Such adjustments may result in additional payments being made to the Company or in recoupments from the Company. The Company maintains reserves to cover retroactive audit adjustments. To the extent that the Company's costs exceed certain limits known as the Medicare Routine Cost Limits, the Company may submit exception requests seeking reimbursement for such excess costs from Medicare. To date, the Company has filed three exception requests. Approval has been received on two and the other is subject to the government completing their review of a reopened Medicare cost report for fiscal year 1995. There is no assurance the Company will be able to recover such excess costs under the pending request or any future requests. If the Company files exception requests on a regular basis in the future and fails to recover the excess costs covered by such requests, such failure could adversely affect the Company's financial position and results of operations. In addition, the Company purchases respiratory therapy services and physical therapy services and is subject to payment limits for such therapy services imposed by Medicare. To the extent the Company's actual costs exceed such payment limits, the excess costs will be denied. Occupational therapy and speech therapy services are purchased by the Company from third-party vendors and are not subject to specific Medicare payment limits; however, proposed regulations have been issued which, if adopted, may result in the disallowance of a portion of such costs by the Medicare program in the future. To the extent that costs of therapy services exceed payment limits and are disallowed by Medicare, the Company has contractual arrangements with third-party vendors to recover such costs from the vendors. Medicare will reimburse charges for certain products, such as enteral and parenteral nutrition, provided by a pharmacy directly to Medicare beneficiaries who are not eligible for inpatient services based on a fee screen amount. Finally, under proposed legislation and proposed action by the Health Care Financing Administration, Medicare payments to skilled nursing facilities may be changed from cost reimbursement to a prospective payment system. Under proposals currently being considered, each skilled nursing center would receive the same rate for each day of skilled nursing care, subject to adjustments for the facility's case mix and the area wage index period. The impact on the Company of payments under a prospective payment system is not known.

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

       Under Medi-Cal, California currently provides for reimbursement of most routine and ancillary services at free-standing skilled nursing care centers at a flat daily rate, as determined by the California Department of Health Services, based on median costs of skilled nursing care centers, classified by number of beds and geographic location. Under its Medicaid program, Texas currently provides for reimbursement at a flat daily rate, as determined by the Texas Department of Human Services, based on the combination of the mean costs, median costs and appraised value of assets of skilled nursing care centers, classified by the required level of patient care. The Texas legislature has enacted legislation requiring the Department of Human Services to base its Medicaid payments for long-term care on minimum data sets. It is unclear at the present time how the Department will implement changes from the current Texas Index of Level of Effort (TILE) system to use of minimum data sets. Arizona has adopted a managed care approach to providing skilled nursing and other kinds of care to the indigent. Under the Arizona system, beneficiaries enroll in a managed care plan in their area. That managed care plan, which is responsible for providing 90 days of inpatient skilled nursing care, contracts with nursing facilities to provide varying degrees of care, depending upon the needs of the beneficiaries, at negotiated, per diem rates. After the 90 days of skilled nursing care coverage has been exhausted, the beneficiary is enrolled in a county-operated managed care plan, which also pays skilled nursing care centers based on a negotiated per diem rate for each of two levels of service.

       California and Texas Medicaid programs reimburse a pharmacy for drugs supplied to patients based on the cost of the drug plus an additional amount which varies depending on the type of drugs supplied.

       Effective October 1, 1990, the Omnibus Budget Reconciliation Act of 1987 ("OBRA 87") was implemented. Among other things, it eliminated the different certification standards for "skilled" and "intermediate care" nursing facilities under the Medicare and Medicaid programs in favor of a single "nursing facility" standard. OBRA 87 also mandated an increase in the level of services nursing centers must provide in order to participate in Medicare and Medicaid. This change, the cost of which was partially offset by Medicaid rate increases in California, Texas and Arizona and an increase in the routine cost limits under Medicare, thus far has not had a significant impact on the Company.

       OBRA 87 also requires that substantial additional regulations be promulgated, covering, among other things, licensure requirements for administrators, enforcement policies and procedures and the use of restraints and certain drugs. While the Company believes that it is in substantial compliance with the current requirements of OBRA 87, it is unable to predict how future interpretation and enforcement of regulations promulgated under OBRA by the state and federal governments may affect the Company in the future.

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

       In addition, the Company's cash flow could be materially adversely affected by periodic government program funding delays or budgetary shortfalls. The Company received approximately 9% of its revenues during the fiscal year ended June 30, 1997 from Medi-Cal. Medi-Cal delayed payments for approximately 30 days in 1997 and 1991 and nursing center rate increases for several months in 1991 and for approximately 30 days in 1992. The Company believes that it will be able to cover any Medi-Cal payment delays that may occur in the future from cash on hand or by borrowing under its $40,000,000 bank line of credit. However, given the percentage of the Company's revenues derived from Medi-Cal, there can be no assurance that rate freezes or future delays in payments from Medi-Cal will not have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

       COMPLIANCE. The Company believes that its centers are in substantial compliance with the various applicable regulatory and licensing requirements of state and local authorities in California, Texas and Arizona, and of the Medicare and Medicaid programs. In the ordinary course of its business, however, the Company from time to time receives notices from state and federal agencies of failure to comply with various requirements. The Company endeavors to take prompt corrective action and, in most cases, the Company and the reviewing agency agree on remedial steps. The reviewing agency may also take action against a center, which can include the imposition of fines, denial of payment for new patients at the center, decertification and loss of participation in the Medicare or Medicaid programs and, in extreme circumstances, revocation of a center's license. In certain circumstances, certain egregious failures to comply by one or more centers with program rules may subject the Company's centers to exclusion from participation in the Medicare and Medicaid programs.

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

       PENDING MATTERS THAT AFFECT HEALTH CARE OPERATIONS. In recent years, an increasing number of legislative proposals have been introduced in Congress and various state legislatures that would affect major reforms of the health care system. Among the proposals under consideration are insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees, the provision of federal tax credits to individuals for the purchase of health insurance and the creation of a single government health insurance plan that would cover all citizens. Governors of several states have sought congressional assistance to allow states more flexibility in determining Medicaid payment methods and rates, including payment rates for skilled nursing care. If Congress adopts legislation granting states the power to determine Medicaid payment methods and rates, it could have a substantial adverse impact on the Company. A portion of such Medicare and Medicaid reductions would likely reduce the level of payments received by skilled nursing facilities and could adversely impact revenues received by the Company under the Medicare and Medicaid Programs. Until final legislation is adopted implementing the budget agreement, the scope of such proposed reductions on skilled nursing care centers is unclear. Any reduction in federal Medicaid expenditures would likely result in reductions in state Medicaid expenditures because Medicaid is jointly funded by the federal and state governments. In California, the Department of Health Services has established plans to enroll many Medi-Cal recipients in managed care plans. These plans have the option of covering long-term care in addition to other services, which could materially adversely affect the Company's revenues. Changes in the reimbursement levels under Medicare or Medicaid and changes in applicable governmental regulations could materially adversely affect the Company's results of operations. It is uncertain at this time what health care reform legislation will ultimately be enacted and implemented or whether other changes in the administration or interpretation of the governmental health care programs will occur. There can be no assurance that future health care legislation or other changes in the administration or interpretation of governmental health care programs, if enacted, will not have a material adverse effect on the results of operations of the Company.

        In August 1996, federal legislation was signed into law that increased minimum wages from $4.25 per hour to $4.75 per hour on October 1, 1996 and to $5.15 per hour on September 1, 1997. An initiative statute entitled "Minimum Wage

Increase" was adopted in California by the voters on November 5, 1996. The initiative statute increased the then current minimum wages of $4.25 per hour to $5.00 per hour on March 1, 1997 and which will increase to $5.75 per hour on March 1, 1998 for all industries. The initiative statute affects minimum wages for California employees only. The Company believes that these wage increases will not have a material adverse effect on the Company's operations.

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

ITEM 2.  PROPERTIES

EXISTING FACILITIES

       As of September 16, 1997, the Company owns or leases 35 skilled nursing care and five assisted living centers. In addition, the Company owns its corporate headquarters and leases space in buildings at which it operates its pharmacy business, located in Pasadena and Yorba Linda, California. The following table sets forth certain information concerning the skilled nursing care centers and assisted living centers currently operated by the Company.

                                                      SPECIALTY AND  AVERAGE OCCUPANCY
                                               TOTAL    SUBACUTE         FOR F.Y.E.      OWNED/
SKILLED NURSING CARE CENTERS:  LOCATION        BEDS       BEDS            6/30/97        LEASED
-----------------------------  --------        -----  -------------  -----------------   ------
  California:
    Woodland                   Reseda           153          30             87%          Leased
    Royalwood                  Torrance         108          21             93%          Leased
    Valley                     Fresno            99          22             93%          Owned
    Villa Maria                Santa Maria       85          24             91%          Owned
    Earlwood                   Torrance          85          20             92%          Owned
    Sharon                     Los Angeles       85          39             89%          Leased(1)
    Bay Crest                  Torrance          78          47             93%          Leased
    Fountain                   Orange           172          53             90%          Owned
    Carehouse                  Santa Ana        174          40             94%          Owned
    Palm Grove                 Garden Grove     122          48             90%          Leased(1)
    Anaheim                    Anaheim           97          22             95%          Leased
    Devonshire                 Hemet             98          15             95%          Owned
    Willow Creek               Fresno           159         101             56%          Owned
  Texas:
    Coronado                   Abilene           219         57             83%          Owned
    West Side                  White Settlement  238         28             87%          Owned
    The Woodlands              Houston           212         22             94%          Owned
    Colonial Tyler             Tyler             162         20             82%          Owned
    Colonial Manor             New Braunfels     152         62             87%          Owned
    Guadalupe Valley           Seguin            149         49             88%          Leased(2)
    Town & Country             Boerne            124         36             89%          Owned
    Clairmont - Longview       Longview          174         46             80%          Owned
    Clairmont - Beaumont       Beaumont          148         30             84%          Owned
    Clairmont - Tyler          Tyler             116         18             85%          Owned
    Oakland Manor              Giddings          114         40             73%          Leased(2)
    Southern Manor             Hallettsville     114         40             77%          Leased(2)
    Southwood                  Austin            112         14             86%          Owned
    Comanche Trail             Big Spring        115         36             82%          Leased(2)
    Heritage Oaks              Lubbock           114         55             94%          Owned
    Lubbock                    Lubbock           114         12             94%          Owned
    Monument Hill              La Grange         111         17             92%          Owned
    Live Oak                   George West       100         34             87%          Leased(2)
    Oak Manor                  Flatonia           80         28             63%          Owned
    Oak Crest                  Rockport           88         30             88%          Owned
    Cityview                   Fort Worth        210         92             49%          Owned
  Arizona:
    Phoenix Living Center      Phoenix           150         74             89%          Leased(3)
ASSISTED LIVING CENTERS:
  California:
    Carson                     Carson            202         80             82%          Owned
    Spring                     Torrance           51         --             89%          Owned
    Hemet                      Hemet              84         48             74%          Owned(4)
    Fountain                   Orange             72         --             75%          Owned
    Ashton Court               Orange             66         66             --%          Owned(5)
                                               -----      -----
                                               5,106      1,516
                                               =====      =====

(1) The Company's leases for its Sharon and Palm Grove centers require that Tenet guarantee the Company's obligations under each lease.

(2) Leased with options to purchase ranging from July 1998 to February 2005.

(3) Subleased to the Company by Tenet.

(4) Building owned by the Company with real property held under a ground lease extending to June 2030.

(5) Center opened July 1, 1997.


ITEM 3.  LEGAL PROCEEDINGS

        The Company is subject to malpractice claims and other litigation in the ordinary course of business. In the opinion of its management, the ultimate resolution of all pending legal proceedings will not have a material adverse effect on the Company's business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's security holders during the fourth quarter of its fiscal year ended June 30, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers, who are not also directors are:

              Name                         Position                                  Age
              ----                         --------                                  ---
              David G. Schumacher, Jr.     President and Chief Operating Officer      41

              Derwin L. Williams           Sr. Vice President - Finance,              60
                                           Chief Financial Officer and Treasurer

              Michael H. Martel            Sr. Vice President - Marketing             35

              John L. Farber               Vice President - Controller, Chief         47
                                           Accounting Officer and Secretary

        David G. Schumacher, Jr., has been President and Chief Operating Officer of Summit Care Corporation since January 1, 1997 and previously served as Sr. Vice President - Operations and Chief Operating Officer from January 1, 1996. Prior to joining Summit, Mr. Schumacher was the Vice President of Operations at Arbor Health Care Company. He also spent ten years in various operations capacities at Manor Care.

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

        Michael H. Martel was appointed Senior Vice President - Marketing in March 1995. Prior to joining Summit, Mr. Martel was Vice President - Marketing for Arbor Health Care Company from August 1992 to March 1995. Mr. Martel served as Regional Director of Marketing for the acute care rehabilitation division of National Medical Enterprises from April 1988 to August 1992.

        John L. Farber was appointed Vice President - Controller, Chief Accounting Officer and Secretary on June 2, 1997. Prior to joining Summit, Mr. Farber was Vice President of Finance at FHP Insurance Company and Director of Finance at FHP International Corporation from September 1990 to May 1997. Mr. Farber also served in financial executive positions in two other companies from September 1979 to August 1990. He is also a certified public accountant.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock is traded on the NASDAQ Stock Market under the symbol SUMC. On September 11, 1997, the Company had approximately 1,600 shareholders of record.

        The table below sets forth high and low bid prices as reported by the National Association of Securities Dealers, Inc. High and low bid prices reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

                                                      COMMON STOCK
                                                 -------------------------
                                                  HIGH               LOW
                                                  ----               ---
               FISCAL 1997:

               1st Quarter                       $23-1/2            $18-3/4
               2nd Quarter                        22                 12-3/4
               3rd Quarter                        15-3/4             10-5/8
               4th Quarter                        15-3/4             12


               FISCAL 1996:

               1st Quarter                       $25-1/2            $16-3/4
               2nd Quarter                        24-1/2             19-3/8
               3rd Quarter                        24                 16-1/2
               4th Quarter                        25-3/4             19-1/4

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

ITEM 6.  SELECTED FINANCIAL DATA


                            SELECTED FINANCIAL DATA
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

        The following table summarizes certain selected financial data of the Company and should be read in conjunction with the related Consolidated Financial Statements of the Company and accompanying Notes to Consolidated Financial Statements:

                                                1997       1996       1995       1994     1993
----------------------------------------------------------------------------------------------
Consolidated Income Statement Data
  (year ended June 30):

  Net revenues                              $197,927   $176,062   $137,026    $97,599  $83,992
  Income before provision for income taxes       188     11,761     12,498     10,177    8,247
  Net income                                      69      7,309      7,511      6,167    5,023
  Earnings per share(1)                         0.01       1.06       1.10       1.20     1.00

Consolidated Balance Sheet Data
  (at June 30):

  Total assets                               250,516    223,052    184,480    114,915   73,369
  Long-term debt (including current portion) 121,452    110,374     89,788     32,025   30,331
  Shareholders' equity                        81,412     81,286     73,813     66,361   31,337

Other Data:

Nursing centers operated:
    Total beds (at June 30)                    4,631      4,472      4,294      2,534    2,228
    Average occupancy (year ended June 30)      85.4%      86.7%      86.9%      88.9%    90.3%

Assisted living centers operated:
    Total beds (at June 30)                      409(2)     468        468        468      468
    Average occupancy (year ended June 30)      79.6%      78.7%      77.9%      73.7%    72.5%

Total centers operated:
    Total beds (at June 30)                    5,040(2)   4,940      4,762      3,002    2,696
    Average occupancy (year ended June 30)      84.8%      85.9%      85.9%      86.5%    87.2%


(1) Earnings per share are based on the weighted average number of shares of common stock outstanding and common stock equivalents arising from stock options, which were 6,818,247 for the year ended June 30, 1997; 6,895,661 for the year ended June 30, 1996; 6,837,991 for the year ended June 30, 1995; 5,156,780 for the year ended June 30, 1994 and 5,028,936 for the year ended June 30, 1993. The effect of common stock equivalents arising from stock options on the computation of earnings per share is not significant.

(2) Does not include 66 beds opened on July 1, 1997 specializing in Alzheimer's patients.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

TWELVE MONTHS ENDED JUNE 30, 1997 COMPARED TO TWELVE MONTHS ENDED JUNE 30, 1996

        Net revenues increased $21,865 or 12.4% from $176,062 in fiscal 1996 to $197,927 in fiscal 1997. The increase occurred due to the following:

                                                                 AMOUNT      PERCENT
                                                                 ------      -------
        1.  Rehabilitative and other specialty services          $ 7,553      34.6%
        2.  New beds opened in fiscal years 1996 and 1997         12,450      56.9
        3.  Increased census days and revenue rates                5,647      25.8
        4.  Pharmacy operations                                    2,315      10.6
        5.  Special charge to Medicare revenues                   (6,100)    (27.9)
                                                                 -------     -----
                                                                 $21,865     100.0%
                                                                 =======     =====

        The special charge to Medicare revenues reflect the result of adjustments proposed by Medicare in connection with an audit of fiscal 1995, which would have an effect on revenues for that fiscal year, fiscal 1996 and fiscal 1997. Average occupancy was 84.8% in the fiscal year ended June 30, 1997 compared to 85.9% in the fiscal year ended June 30, 1996. Excluding newly constructed beds, the average occupancy was 87.0% in the fiscal year ended June 30, 1997 and 86.4% in the fiscal year ended June 30, 1996. The Company's quality mix (revenues from Medicare, managed care and private pay patients as a percentage of gross revenues excluding pharmacy revenues) was 69.6% in the fiscal year ended June 30, 1997 and 66.7% in the fiscal year ended June 30, 1996.

        Expenses, consisting of salaries and benefits, supplies, purchased services, provision for doubtful accounts and other expenses as a percent of net revenues, before the effect of the special charge, increased from 84.6% of net revenues in the fiscal year ended June 30, 1996 to 88.0% in the fiscal year ended June 30, 1997. Total salaries and employee related benefits were 43.9% of net revenues, before the effect of the special charge, in the fiscal year ended June 30, 1997 compared to 44.4% of net revenues in the fiscal year ended June 30, 1996. Purchases of rehabilitative and other specialty services were 25.3% of net revenues, before the effect of the special charge, in the fiscal year ended June 30, 1997 compared to 21.6% of net revenues in the fiscal year ended June 30, 1996. Expenses increased $30,580 or 20.5% from $148,929 in the fiscal year ended June 30, 1996 to $179,509 in the fiscal year ended June 30, 1997 for the following reasons:

                                                                  AMOUNT    PERCENT
                                                                  ------    -------
        1.  Rehabilitative and other specialty services           $ 8,680    28.4%
        2.  Expenses relating to new beds opened in fiscal
              years 1996 and 1997                                  11,529    37.7
        3.  Salaries and benefits                                   6,612    21.6
        4.  Other expenses                                          3,759    12.3
                                                                  -------   -----
                                                                  $30,580   100.0%
                                                                  =======   =====

        Income before rental, depreciation and amortization and interest expense, net of interest income, decreased $8,715 or 32.1% from $27,133 in the fiscal year ended June 30, 1996 to $18,418 in the fiscal year ended June 30, 1997 and was 9.3% of net revenues in the fiscal year ended June 30, 1997 (and 12.0% of net revenues before the special charge to revenues) compared to 15.4% in the fiscal year ended June 30, 1996.

        Rental, depreciation and amortization and interest expense, net of interest income, increased by $2,858 or 18.6% from $15,372 in the fiscal year ended June 30, 1996 to $18,230 in the fiscal year ended June 30, 1997. The increase was primarily due to depreciation of additions to property and equipment and interest expense related to higher long-term debt.

        The Company's effective tax rate was 63.3% of income in the fiscal year ended June 30, 1997 compared to 37.9% of income in the fiscal year ended June 30, 1996. The increase in the effective tax rate was primarily due to certain permanent differences between book income and taxable income. Net income was $69 for the fiscal year ended June 30, 1997, a decrease of $7,240 or 99.1% from $7,309 for the fiscal year ended June 30, 1996.

TWELVE MONTHS ENDED JUNE 30, 1996 COMPARED TO TWELVE MONTHS ENDED JUNE 30, 1995

        Net revenues increased $39,036 or 28.5% from $137,026 in fiscal 1995 to $176,062 in the fiscal year 1996. The increase occurred due to the following:

                                                                  AMOUNT    PERCENT
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

LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 1997, the Company had $3,994 in cash and cash equivalents and working capital of $12,648. For the fiscal year ended June 30, 1997, the Company's cash and cash equivalents increased by $1,336.

        Net cash provided by operating activities increased $11,149 from $6,866 for the fiscal year ended June 30, 1996 to $18,015 for the fiscal year ended June 30, 1997. Net cash provided by operating activities, plus proceeds of $15,000 in new long-term debt (see description below) were used principally for capital expenditures of $24,075 for new and existing centers, the net reduction of loans outstanding on the line of credit of $1,000, the purchase of a lease option for $2,022, and the acquisition of a 50% interest in a limited liability company for $1,565.

        Accounts receivable, less allowance for doubtful accounts, increased $5,819 due to increased total revenues in the fiscal year ended June 30, 1997 compared to the prior year, primarily in Medicare and managed care revenues. At June 30, 1997, the Company's average accounts receivable days outstanding were 41, compared to 39 at June 30, 1996.

        For the fiscal year ended June 30, 1997, the Company added $24,075 to its property and equipment. These additions were primarily for the completion of a 210 bed skilled nursing facility in Fort Worth, Texas or $2,300, construction of a 66 bed assisted living center in Orange, California, or $3,525, and the renovation of buildings and replacement of furniture and equipment at the remaining centers and the pharmacies, or $18,250.

        These additions to property and equipment were primarily financed with funds from $15,000 of Senior Secured Notes issued in July 1996 and with cash generated from operations. The $15,000 funding represents the second and last issuance of the $70,000 Senior Secured Notes. The initial funding of $55,000 occurred in December 1995.

        The Company believes that it has sufficient cash flow from its existing operations and from its bank line of credit to service long-term debt due within one year of $6,997 (the Company intends to borrow this amount against its bank line of credit which has a revolver extending to September 30, 1998 followed by a three-year payment period), to make normal recurring capital replacements, additions and improvements to existing centers of approximately $9,100 planned for the next 12 months, to develop properties costing approximately $3,000 over the next 12 months, to purchase a 111-bed center for $1,871 in accordance with a purchase option in a lease and to meet other long-term working capital needs and obligations. The loans outstanding on the line of credit at June 30, 1997 were $5,000. The Company expects, on a selective basis, to pursue expansion of its existing centers and the acquisition or development of additional centers in markets where demographics and competitive factors are favorable.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), was issued which, if elected, would require companies to use a new fair value method of valuing stock-based compensation plans. The Company has elected to continue following present accounting rules under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" which uses an intrinsic value method and often results in no compensation expense. In accordance with SFAS 123, the Company has provided in the notes to the accompanying financial statements pro forma disclosure of what net income and earnings per share would have been had the new fair value method been used.

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which is effective for fiscal years ending after December 15, 1997, including interim periods. Earlier adoption is not permitted. However, an entity is permitted to disclose pro forma earnings per share amounts computed under SFAS 128 in the notes to the financial statements in periods prior to adoption. The statement requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share and is substantially similar to the standard recently issued by the International Accounting Standards Committee entitled "International Accounting Standards, Earnings per Share." The Company plans to adopt SFAS 128 in fiscal year 1998 and has not determined the impact of adoption.

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years ending after December 15, 1997. SFAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements. It also requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Under existing accounting standards, the Company has reported its operations as one line of business because substantially all of its revenues have been derived from its skilled nursing care centers and assisted living centers and closely related ancillary services. The Company is presently evaluating the new standard in order to determine its effect, if any, on the way the Company might report its operations in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors
Summit Care Corporation


        We have audited the accompanying consolidated balance sheets of Summit Care Corporation and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Summit Care Corporation at June 30, 1997 and 1996, and the consolidated results of its operations and cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                       ERNST & YOUNG LLP


Los Angeles, California
August 22, 1997

                             SUMMIT CARE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        YEARS ENDED JUNE 30,
                                                ----------------------------------
                                                  1997         1996         1995
                                                ----------------------------------
Net revenues                                    $197,927     $176,062     $137,026

Expenses:

    Salaries and benefits                         89,577       78,233       63,171
    Supplies                                      20,160       18,071       15,374
    Purchased services                            51,520       37,963       22,234
    Provision for doubtful accounts                2,530        2,241        1,330
    Other expenses                                15,722       12,421       10,268
    Rental                                         2,864        2,656        1,691
    Rental to related parties                         --           --          450
    Depreciation and amortization                  7,393        6,142        5,249
    Interest (net of interest income:
    $645, $522 and $513, respectively)             7,973        6,574        4,761
                                                --------     --------     --------

                                                 197,739      164,301      124,528
                                                --------     --------     --------

Income before provision for income taxes188       11,761       12,498
Provision for income taxes                           119        4,452        4,987
                                                --------     --------     --------

Net income                                      $     69     $  7,309     $  7,511
                                                ========     ========     ========


Earnings per share                              $    .01     $   1.06     $   1.10
                                                ========     ========     ========












                             See accompanying notes

                             SUMMIT CARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                   JUNE 30,
                                                            ---------------------
                                                              1997         1996
                                                            ---------------------
ASSETS

Current assets:
    Cash and cash equivalents                               $  3,994     $  2,658
    Accounts receivable, less allowance for doubtful
           accounts: 1997 - $2,028; 1996 - $2,084             33,749       27,930
    Supplies inventory, at cost                                2,690        2,058
    Other current assets                                      12,356       13,032
                                                            --------     --------

Total current assets                                          52,789       45,678


Property and equipment, at cost:
    Land and land improvements                                19,513       16,018
    Buildings and leasehold improvements                     161,080      136,907
    Furniture and equipment                                   23,978       18,668
    Construction in progress                                   5,947       15,043
                                                            --------     --------

                                                             210,518      186,636

    Less accumulated depreciation and amortization            28,605       21,713
                                                            --------     --------

                                                             181,913      164,923


Notes receivable, less allowance for doubtful accounts:
    1997 - $322; 1996 - $268                                   6,859        4,845
Other assets                                                   8,955        7,606
                                                            --------     --------

                                                            $250,516     $223,052
                                                            ========     ========











                             See accompanying notes

                            SUMMIT CARE CORPORATION
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


                                                                        JUNE 30,
                                                                  ---------------------
                                                                    1997         1996
                                                                  ---------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Payable to bank                                               $  4,678     $  4,165
    Accounts payable                                                29,586       19,895
    Employee compensation and benefits                               5,877        3,738
    Income taxes payable                                                --          989
    Long-term debt due within one year                                  --        2,985
                                                                  --------     --------

Total current liabilities                                           40,141       31,772

Long-term debt                                                     121,452      107,389

Deferred income taxes                                                7,511        2,605
                                                                  --------     --------

Total liabilities                                                  169,104      141,766

Commitments and contingencies

Shareholders' equity:
    Preferred stock, no par value,
      2,000,000 authorized shares, none issued
    Common stock, no par value, 100,000,000 authorized shares;
      6,776,000 and 6,772,800 issued and outstanding,
      respectively                                                  51,543       51,486

Retained earnings                                                   29,869       29,800
                                                                  --------     --------

Total shareholders' equity                                          81,412       81,286
                                                                  --------     --------

                                                                  $250,516     $223,052
                                                                  ========     ========











                             See accompanying notes

                                       SUMMIT CARE CORPORATION
                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                       (DOLLARS IN THOUSANDS)
                                   THREE YEARS ENDED JUNE 30, 1997


                                           Common Stock
                                      ----------------------      Retained
                                       Shares        Amount       Earnings     Total
                                      ---------     --------      --------    --------
Balances at June 30, 1994             6,743,600     $ 51,381      $14,980     $ 66,361

 Net income                                  --           --        7,511        7,511
 Exercise of stock options               15,700          192           --          192
 Expenses on sale of common stock            --         (251)          --         (251)
                                      ---------     --------      -------     --------

Balances at June 30, 1995             6,759,300       51,322       22,491       73,813

 Net income                                  --           --        7,309        7,309
 Exercise of stock options               13,500          164           --          164
                                      ---------     --------      -------     --------

Balances at June 30, 1996             6,772,800       51,486       29,800       81,286

 Net income                                  --           --           69           69
 Exercise of stock options                3,200           57           --           57
                                      ---------     --------      -------     --------

Balances at June 30, 1997             6,776,000     $ 51,543      $29,869     $ 81,412
                                      =========     ========      =======     ========














                             See accompanying notes

                            SUMMIT CARE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                      YEARS ENDED JUNE 30,
                                                              ------------------------------------
                                                                1997          1996          1995
                                                              ------------------------------------
Operating activities:
   Net income                                                 $     69      $  7,309      $  7,511
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                            7,393         6,142         5,249
        (Increase) in accounts receivable                       (5,819)       (7,594)       (6,907)
        (Increase) decrease in supplies inventory                 (632)          118          (623)
        Decrease (increase) in other current assets 1,257       (8,429)       (1,740)
        Increase in accounts payable                             9,691         8,923         2,512
        Increase (decrease) in employee compensation
           and benefits                                          2,139          (270)          478
        (Decrease) increase in income taxes payable               (989)          (72)          577
        Increase (decrease) in deferred income taxes             4,906           739           (43)
                                                              --------      --------      --------

        Total adjustments                                       17,946          (443)         (497)
                                                              --------      --------      --------

        Net cash provided by operating activities               18,015         6,866         7,014
                                                              --------      --------      --------

Investing activities:
   Issuance of notes receivable                                 (3,142)         (916)       (2,089)
   Principal payments of notes receivable                          547           498           962
   Additions to property and equipment                         (24,075)      (26,558)       (9,004)
   Acquisitions of nursing centers                                  --            --       (51,178)
   Additions to other assets                                    (1,657)       (2,276)       (3,279)
                                                              --------      --------      --------

        Net cash used in investing activities                  (28,327)      (29,252)      (64,588)

Financing activities:
   Increase in payable to bank                                     513         1,193           826
   Principal payments on long-term debt                        (17,922)      (49,914)      (38,225)
   Proceeds from long-term debt                                 29,000        70,500        76,520
   Net expenses from sale of common stock                           --            --          (251)
   Net proceeds on exercise of stock options                        57           164           192
                                                              --------      --------      --------

        Net cash provided by financing activities               11,648        21,943        39,062
                                                              --------      --------      --------

Increase (decrease) in cash and cash equivalents                 1,336          (443)      (18,512)

Cash and cash equivalents at beginning of year                   2,658         3,101        21,613
                                                              --------      --------      --------
Cash and cash equivalents at end of year                      $  3,994      $  2,658      $  3,101
                                                              ========      ========      ========



                             See accompanying notes

                             SUMMIT CARE CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


                                                    YEARS ENDED JUNE 30,
                                               --------------------------------
                                                1997       1996         1995
                                               --------------------------------
Supplemental disclosures of non-cash
  investing and financing activities:
    Acquisition notes payable                  $   --     $    --     $ (2,814)
    Acquisition of nursing care centers            --          --        2,814
    Acquisition of nursing care centers
      under capital leases                         --          --       16,654
    Capital lease obligations                      --          --      (16,654)




















                             See accompanying notes

                             SUMMIT CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE YEARS ENDED JUNE 30, 1997
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        DESCRIPTION OF BUSINESS. Summit Care Corporation ("Company" or "SCC") provides a variety of health care services primarily to the elderly through the operation of subacute, skilled nursing, Alzheimer's and assisted living units in skilled nursing care centers and assisted living centers in California, Texas and Arizona. These services include nursing care, lodging, food and certain specialty medical services, including rehabilitation care, infusion therapy and other ancillary services. The Company also provides specialty pharmaceutical and infusion therapy services to other long-term care providers. In April 1994, OrNda HealthCorp ("OrNda") acquired the Company's then majority shareholder, Summit Health Ltd. ("SHL"). OrNda's 7.5% Exchangeable Subordinated Notes ("OrNda Notes") were exchangeable into its equity interest in the Company's common stock, at the option of the holders. OrNda redeemed 100% of the outstanding OrNda Notes in exchange for its equity interest in the Company's common stock in August 1995. OrNda currently has no position in the Company's common stock. In January 1997, OrNda was merged into Tenet Healthcare Corporation ("Tenet").

        BASIS OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

        USE OF ESTIMATES. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        INVENTORIES. Inventories are stated at the lower of cost (first-in, first-out method) or market.

        REVENUES. Approximately 72 percent, 70 percent and 68 percent of the Company's revenues in the years ended June 30, 1997, 1996 and 1995 were derived from funds under federal and state medical assistance programs, the continuation of which are dependent upon governmental policies. These revenues are based, in certain cases, upon cost reimbursement principles and are subject to audit. Revenues are recorded on an accrual basis as services are performed at their estimated net realizable value. Differences between final settlement and estimated net realizable value accrued in prior years are reported as adjustments to the current year's net revenues. These adjustments decreased net revenues by $4,892 in fiscal 1997. A significant portion of the Company's skilled nursing care center revenues is derived from government sponsored health care programs such as Medicare and Medicaid. These programs are highly regulated and are subject to budgetary and other constraints. While the Company's cash flow could be adversely affected by periodic government program funding delays or shortfalls, management does not believe there are any significant credit risks associated with these government programs.

        PROPERTY AND EQUIPMENT. Depreciation and amortization (straight-line method) is based on the estimated useful lives of the individual assets as follows:

               Buildings and improvements   15-40 years
               Leasehold improvements       Shorter of lease term or estimated
                                            useful life
               Furniture and equipment      3-20 years

        Amortization of capital leases is included in depreciation and amortization expense. For leasehold improvements, where the Company has acquired the right of first refusal to purchase or to renew the lease, amortization is based on the lesser of the estimated useful lives and the period covered by the right.

        INTANGIBLE ASSETS. Goodwill of $2,321, less accumulated amortization of $182, is included in other assets at June 30, 1997 and is amortized over 35 years using the straight-line method.

        INSURANCE COVERAGE. The Company self insures for certain levels of workers' compensation and general and professional liability coverage. The Company utilizes a captive insurance company for the purpose of providing reinsurance coverage for workers' compensation claims filed by its California and Arizona employees in excess of a $250,000 self insurance retention per occurrence and not subject to an annual aggregate limit. The Company has elected under Texas law to decline to participate in the Texas workers' compensation insurance program and maintains employer's excess and occupational indemnity insurance on claims subject to a $150,000 self insurance retention per occurrence with no annual aggregate limit. The Company maintains general and professional liability insurance on a claims made basis, subject to a $100,000 self insurance retention per occurrence and $600,000 on an annual aggregate basis.

        Under both self insurance programs, the Company estimates its liability, including potential legal fees and settlement amounts, based on claims filed and estimates of claims incurred but not reported, utilizing historical experience on an undiscounted basis. Differences between the amounts accrued and subsequent settlements are recorded in operations in the year of settlement.

        EARNINGS PER SHARE. Earnings per share is based on the weighted average number of shares of common stock outstanding and common stock equivalents arising from stock options which were 6,818,247 for the year ended June 30, 1997, 6,895,661 for the year ended June 30, 1996 and 6,837,991 for the year ended June 30, 1995. The effect of common stock equivalents arising from stock options on the computation of earnings per share is not significant.

        CASH AND CASH EQUIVALENTS. Cash and cash equivalents include highly liquid investments with an original maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions.

        CASH MANAGEMENT. The Company utilizes a centralized cash management system. Payable to bank represents checks outstanding.

        ACCOUNTING FOR THE IMPAIRMENT AND DISPOSAL OF LONG-LIVED ASSETS. Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company believes, based on current circumstances, that there are no indicators of impairment to its long-lived assets, and the Company presently has no expectations for disposing of any long-lived assets.

        RECENT ACCOUNTING PRONOUNCEMENTS. In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), was issued which, if elected, would require companies to use a new fair value method of valuing stock-based compensation plans. The Company has elected to continue following present accounting rules under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" which uses an intrinsic value method and often results in no compensation expense. In accordance with SFAS 123, the Company has provided pro forma disclosure of what net income and earnings per share would have been had the new fair value method been used (see Note 10).

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which is effective for fiscal years ending after December 15, 1997, including interim periods. Earlier adoption is not permitted. However, an entity is permitted to disclose pro forma earnings per share amounts computed under SFAS 128 in the notes to the financial statements in periods prior to adoption. The statement requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share and is substantially similar to the standard recently issued by the International Accounting Standards Committee entitled "International Accounting Standards, Earnings per Share." The Company plans to adopt SFAS 128 in fiscal year 1998 and has not determined the impact of adoption.

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years ending after December 15, 1997. SFAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements. It also requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Under existing accounting standards, the Company has reported its operations as one line of business because substantially all of its revenues have been derived from its skilled nursing care centers and assisted living centers and closely related ancillary services. The Company is presently evaluating the new standard in order to determine its effect, if any, on the way the Company might report its operations in the future.

        RECLASSIFICATIONS. Certain amounts have been reclassified to conform with 1997 presentations.

2.  FAIR VALUES OF FINANCIAL INSTRUMENTS

        The following methods and assumptions were used by the Company in estimating its fair market value disclosures.

        CASH AND CASH EQUIVALENTS. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

        NOTES RECEIVABLE (INCLUDING CURRENT PORTION). The carrying amount, before the allowance for doubtful accounts, is $8,434. The fair value of $8,400 is estimated using discounted cash flow analyses, based on interest rates currently being offered for notes with similar terms to borrowers of similar credit quality.

        LONG-TERM DEBT (INCLUDING CURRENT PORTION). The carrying value of $121,452 of long-term debt is based on the original face value (issue amount). The fair value of $120,300 is estimated based on the present value of the underlying cash flows discounted at the Company's incremental borrowing rate.

3.  MATERIAL TRANSACTIONS WITH RELATED ENTITIES

        TENET HEALTHCARE CORPORATION, ORNDA HEALTHCORP AND SUMMIT HEALTH LTD. The Company had an agreement with Tenet/OrNda, which expired in March 1997, under which the Company leased a portion of its corporate office space to OrNda and shared the cost of building services with OrNda. The agreement also required OrNda to provide tax accounting to the Company. The Company's rental income from OrNda for the space exceeded the payments to OrNda for services by $31 for the year ended June 30, 1997. For the years ended June 30, 1996 and 1995, payments to OrNda for services exceeded rental income for the space by $50 and $23, respectively. The Company believes that the amount reimbursed for the services provided and the rental income received are reasonable. The agreement also indemnified the Company against any liability arising from its divestiture of facilities, the net assets of which were purchased by SHL during the year ended June 30, 1992. The provisions of the indemnification survive the termination of the agreement. Certain provisions of this agreement were terminated or amended as a result of the redemption on August 28, 1995 by OrNda of 100% of the OrNda Notes in exchange for the Company's common stock (see Note 1).

        In January 1994, the Company entered into a ten-year sub-lease of a nursing care center with SHL. The Company believes the monthly lease payments of $37 are reasonable for the market area. Lease payments to Tenet, OrNda and SHL were $450 for each of the years ended June 30, 1997, 1996 and 1995.

        At June 30, 1997, the net amount due from Tenet for transactions between the Company and Tenet was $918 and is included in Other Current Assets (see
Note 5).

4.  ACQUISITIONS AND CONSTRUCTION ACTIVITY

        FISCAL YEAR 1997. In August 1996, the Company opened a 110-bed skilled nursing care center in Fort Worth, Texas, and in June 1997, opened another 100 beds at the same site. Total cost of construction including the original purchase price (see this Note, Fiscal Year 1995) was $12,012. On July 1, 1997, the Company opened a 66-bed assisted living center in Orange, California, dedicated to Alzheimer's and other patients with dementia. Total cost of construction, which constituted renovation of an existing building on a campus with a 172-bed skilled nursing center and a 72-bed assisted living center, was $3,525. Cost of construction completed in the year ended June 30, 1997 was financed with funds from $15 million of Senior Secured Notes ("Notes") issued in July 1996 and with cash generated from operations. The Notes represented the second and last issuance of $70 million of Notes. The first issuance of $55 million occurred in December 1995.

        In July 1996, the Company exercised a purchase option in its lease of a 88-bed skilled nursing care center in Rockport, Texas. The purchase price of $2,022 was financed with funds from the Notes.

        In December 1996, the Company entered into a limited liability company ("LLC") agreement to operate a pharmacy in Austin, Texas. The purchase price for its 50% membership interest was $1,565 in cash. The pharmacy services nursing centers in Texas operated by either the Company, the other LLC member or non-affiliated nursing center owners. The Company accounts for its investment in the LLC under the equity method of accounting. The Company's equity in earnings of the LLC was insignificant during fiscal year 1997.

        In June 1997, the Company purchased 10 acres of vacant land in Longview, Texas for $648 in cash. The land will be used for new services which will complement the 174-bed skilled nursing center currently owned and operated by the Company.

        FISCAL YEAR 1996. On January 8, 1996, the Company opened a 108-bed skilled nursing care center in Fresno, California, and in August 1996, opened another 51 beds at the same site. Total cost of construction including the original purchase price was $14,024. In March 1996, the Company added 20 licensed beds to one of its two skilled nursing care centers in Beaumont, Texas, increasing the center's total beds to 148. Total cost of construction was $785. In June 1996, the Company also added 54 beds to its skilled nursing care center in Longview, Texas, increasing the total beds to 182. Total cost of construction was $1,860. Cost of construction completed in the year ended June 30, 1996 was financed with funds from Notes issued in December 1995 and draws against the Company's bank line of credit (see Note 6).

        FISCAL YEAR 1995. On September 1, 1994, the Company purchased a 220-bed skilled nursing care center in White Settlement (Fort Worth), Texas, for $11,925 in cash and a four-acre site for $1,500 in cash for construction of a 210-bed skilled nursing care center located in Fort Worth, Texas, which began in May 1995.

        The Company acquired on October 1, 1994 the leasehold interest in six skilled nursing care centers and the real and personal property of a seventh with a combined total of 783 beds located in various communities in Texas for $30,938, including goodwill of $2,321. The purchase price consists of (i) $11,470 in cash (of which $8,541 was funded under the Company's bank line of credit), (ii) a $2,814 promissory note ($3,000 less a $186 discount) at 9% interest (7% contract rate) fully amortized in seven years and (iii) a $16,654 capital lease obligation assumed by the Company. The leases on the six centers range from eight to twenty-one years, include purchase options, the first exercisable in July 1996, and the last exercisable in February 2005, and have combined monthly payments of $159.

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

5.  OTHER CURRENT ASSETS

        Other current assets as of June 30 consist of the following:

                                                          1997          1996
                                                         ---------------------
               Due from third party payors               $ 2,491       $ 8,055
               Deferred tax assets                         1,956         1,810
               Notes receivable                            1,253           672
               Prepaid expenses                            1,004           952
               Income tax receivable                       4,128            --
               Other receivables                           1,524         1,543
                                                         -------       -------
                                                         $12,356       $13,032
                                                         =======       =======

6.  LONG-TERM DEBT

        Long-term debt consists of the following:

        June 30,                                                                      1997           1996
        ---------------------------------------------------------------------------------------------------
        Senior secured notes, at fixed interest rates from 7.38% to 8.14%, interest only payable semi-annually, principal due from December
          2000 to December 2010 in various annual payments, secured by property and equipment with a book value of approximately $91,781
          at June 30, 1997.                                                         $ 70,000       $ 55,000

        Secured revolving bank line of credit expires September 30, 1998, variable interest rates approximating 7.44% in the year ending June
          30, 1997, convertible to a term loan due in equal quarterly principal payments through September 2001, secured by property and equipment
          with a book value of approximately $6,556 at June 30, 1997.                  5,000          6,000

        8.96% senior secured notes, due 2002, interest only, payable semi-annually through June 1997, annual principal payments of $4,150 beginning December 1997, secured by property and equipment with a book
          value of approximately $32,779 at June 30, 1997.                            25,000         25,000

        Present value of capital lease obligations at effective interest rates from 7% to 9%, secured by property and equipment with a book value of
          approximately $23,216 at June 30, 1997.                                     13,133         15,680

        Mortgage and other note payable, fixed interest rates from 7.75% to 9%, due in various monthly installments through January 2026, secured by property and equipment with a book value of approximately $7,379 at
          June 30, 1997.                                                               5,281          5,231

        Promissory note, less imputed interest of $81 in the year ended June 30,
          1997, at an effective interest rate of 9% due in October 2001, secured by the leasehold interest in a nursing care center, with a book value
          of approximately $3,060 at June 30, 1997.                                    1,944          2,304

        Mortgage note payable, variable interest rates from 8.25% to 9.0% in year ended June 30, 1997, due in equal monthly principal installments through March 2001, secured by property and equipment with a book
          value of approximately $2,816 at June 30, 1997.                              1,094          1,159

        Less current portion                                                              --         (2,985)
                                                                                    --------       --------

        Non-current portion                                                         $121,452       $107,389
                                                                                    ========       ========

        Future maturities of long-term debt (including capital lease obligations) are as follows: years ending June 30, 1998 - $-0-; 1999 - $8,699; 2000 - $13,788; 2001 - $17,187; 2002 - $10,904, and thereafter - $70,874.

        In December 1995, the Company amended its secured bank line of credit which reduced the commitment from $60,000 to $40,000, converted accounts receivable from collateral to a negative pledge, extended the revolver to September 30, 1997 (the revolver has been subsequently extended to September 30, 1998) and reduced the period of the term loan upon termination of the revolver from four to three years. The interest rate is variable and at the Company's option, will equal either the bank prime rate or the Eurodollar rate plus a margin (reduced by the amendment) that varies depending on the ratio of certain senior debt to earnings before certain interest, taxes, depreciation and amortization. At June 30, 1997, credit line loans outstanding were $5,000 which was used to finance the construction described in Note 4. At June 30, 1997, the Company classified $6,997 of current debt maturities as long-term debt based on its intent and ability to refinance these obligations under the bank line of credit.

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

        Interest expense was $10,296, $8,701 and $6,033 in fiscal years 1997, 1996 and 1995, respectively, of which $1,678, $1,605 and $759 in 1997, 1996 and
1995 were capitalized as part of the ongoing construction projects. Interest payments were $10,124, $7,874 and $5,712 in fiscal years 1997, 1996 and 1995, respectively.

7.  INCOME TAXES

        The provision for income taxes consists of the following:

               Years Ended June 30,          1997         1996        1995
               ------------------------------------------------------------
               Federal:
                   Current                  $(3,979)     $3,611      $4,359
                   Deferred                   4,003          19        (277)
                                            -------      ------      ------
                                                 24       3,630       4,082

               State:
                   Current                     (662)        798         952
                   Deferred                     757          24         (47)
                                            -------      ------      ------
                                                 95         822         905
                                            -------      ------      ------
                                            $   119      $4,452      $4,987
                                            =======      ======      ======

        Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements and represent differences between income for tax purposes and income for financial statement purposes in future years. Temporary differences are primarily attributable to reporting for income tax purposes the excess of tax over book depreciation, bad debts and vacation benefits. The current deferred tax assets are included in other current assets (see Note 5). Significant components of the Company's deferred tax liabilities and assets as of June 30 are as follows:

                                                   1997                      1996
                                                   ----                      ----
                                            Current   Non-Current     Current   Non-Current
                                            ------      -------       ------      -------
Income Taxes
  Deferred tax liabilities:
    Tax over book depreciation              $   --      $(7,858)      $   --      $(3,136)
    Other                                       --         (264)          --         (137)
                                            ------      -------       ------      -------
      Total deferred tax liabilities            --       (8,122)          --       (3,273)
  Deferred tax assets:
    Vacation and deferred
      compensation benefits and bad debt     1,956          452        1,810          330
    State tax                                   --          159           --          338
                                            ------      -------       ------      -------
      Total deferred tax assets              1,956          611        1,810          668
                                            ------      -------       ------      -------
  Net deferred tax assets (liabilities)     $1,956      $(7,511)      $1,810      $(2,605)
                                            ======      =======       ======      =======

        A reconciliation of the provision for income taxes with the amount computed using the federal statutory rate is as follows:

        Years Ended June 30,                               1997       1996
        ------------------------------------------------------------------
          Federal rate                                     34.0%      35.0%
          State taxes, net of federal tax benefit           4.5        4.5
          Tax credits                                        --       (1.6)
          Other, net                                       24.8         --
                                                           ----       ----
                                                           63.3%      37.9%
                                                           ====       ====

        The increase in the effective tax rate was primarily due to certain permanent differences between book income and taxable income. Total income tax payments during fiscal years 1997, 1996 and 1995 were $1,828, $3,904 and $4,876, respectively.

8.  LEASES

        The Company leases certain of its centers, equipment and its pharmacy space under both noncancellable operating leases and capital leases. The leases generally provide for payment of property taxes, insurance and repairs, and have rent escalation clauses based upon the consumer price index or annual per bed adjustments.

        All capital leases contain purchase options, and the accompanying balance sheet and following table have been prepared assuming such options will be exercised (see Note 11). Some leases contain various renewal options and extend up to the year 2030. Property and equipment includes the following amounts for leases which have been capitalized:

        Year Ended June 30,                                        1997
        -----------------------------------------------------------------
          Land and land improvements                              $ 1,400
          Buildings and leasehold improvements                     21,481
          Furniture and equipment                                   2,405
                                                                  -------
                                                                   25,286

          Less accumulated amortization                             2,070
                                                                  -------
                                                                  $23,216
                                                                  =======

        The future minimum rental payments under noncancellable operating leases and capital leases (including purchase options when expected to be exercised) that have initial or remaining lease terms in excess of one year as of June 30, 1997, are as follows:

                                                    Operating      Capital
        Year ending June 30,                         Leases        Leases          Total
        ---------------------------------------------------------------------------------
        1998                                         $ 3,054       $ 3,321        $ 6,375
        1999                                           2,995         4,634          7,629
        2000                                           2,755         4,297          7,052
        2001                                           2,513           350          2,863
        2002                                           2,176           350          2,526
        Thereafter                                     7,827         3,525         11,352
                                                     -------       -------        -------

        Total minimum lease payments                  21,320        16,477         37,797
        Less amount representing interest                 --         3,344          3,344
                                                     -------       -------        -------

        Present value of net minimum lease
          payments (capital lease amount
          included in long-term debt - see Note 6)   $21,320       $13,133        $34,453
                                                     =======       =======        =======

9.  CONTINGENCIES

        The Company is subject to malpractice claims and other litigation arising in the ordinary course of business. In the opinion of management, any liability beyond amounts covered by insurance and the ultimate resolution of all pending legal proceedings will not have a material adverse effect on the Company's financial position or results of operations.

10. STOCK OPTION PLAN

        Effective July 1, 1991, the Company adopted a stock option plan authorizing the issuance of 250,000 shares of common stock. The plan was amended on December 9, 1994 and again on December 8, 1995 to increase the authorized shares to 1,400,000. Options may be granted to key employees and directors of the Company. Options granted to employees may be either incentive stock options or nonstatutory options. Only non-qualified options may be granted to non-employee directors. Options granted to non-employee directors are granted automatically pursuant to a formula grant provision contained in the plan. The option price per share for incentive stock options shall not be less than 85% of the fair market value at the date of the grant. The terms of each option and the increments in which each is exercisable are determined by a committee appointed by the Board of Directors. No option may be exercised after ten years from the date of the grant and no option may be granted under the plan after June 30, 2001.

        The following summarizes activity in the stock option plan:

Years Ended June 30,          1997                       1996                          1995
--------------------  ---------------------      ----------------------        ----------------------
                                   Weighted                    Weighted                      Weighted
                                    Average                     Average                       Average
                         Number    Exercise       Number       Exercise         Number       Exercise
                      of Shares       Price    of Shares          Price      of Shares          Price
                      ---------    --------    ---------       --------      ---------       --------
Options at
  beginning of
  year                  948,500      $18.91      523,000         $16.79        256,000         $12.97
Changes during
  year:
    Granted             112,000      $13.36      504,000         $21.15        284,500         $19.94
    Exercised            (3,200)     $17.85      (13,500)        $12.13        (15,700)        $12.20
    Canceled            (26,800)     $20.31      (65,000)        $20.58         (1,800)        $12.26
                      ---------                  -------                       -------
Options
  outstanding at
  end of year         1,030,500      $18.27      948,500         $18.91        523,000         $16.79
                      =========                  =======                       =======
Options
  exercisable
  at end of year        352,300      $17.10      161,600         $14.97         58,100         $12.26
Options
  available for
  grant at end
  of year               333,500                  418,700                        57,700

        The weighted average fair value per share of options granted during the year was $6.72 and $10.14 for fiscal years 1997 and 1996, respectively. The exercise prices for options outstanding at June 30, 1997 ranged from $10.50 to $22.50. The weighted average remaining contractual life of these options is approximately 8 years.

        The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) which uses an intrinsic value method and, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, results in no compensation expense. However, pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, "Accounting and Disclosure of Stock-Based Compensation" (SFAS
123), and, in the following disclosure, has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the years ended June 30, 1997 and 1996, respectively: risk-free interest rates of 6.4% and 5.5%; dividend yields of zero percent for both years; volatility factors of the expected market price of the Company's common stock of 48.4% and 46.8%; and a weighted average expected life of the options of 5 years.

        Because the Company's stock options have characteristics significantly different from those options used in the Black-Scholes option pricing model, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock options.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effects of providing pro forma disclosure are not likely to be representative of the effects on reported net income for future years. The Company's pro forma information follows for the years ended June 30, 1997 and 1996:

                                                            1997        1996
                                                            ----        ----
               Pro forma net income (loss)                 $ (543)     $6,914
               Pro forma earnings (loss) per share         $(0.08)     $ 1.00

11. SUBSEQUENT EVENT

        In September 1997, the Company exercised a purchase option in its lease of a 111-bed skilled nursing care center in La Grange, Texas. The purchase option price of $1,871 was financed by a draw on the Company's bank line of credit (see Note 6).

12. UNAUDITED QUARTERLY INFORMATION

        Following is a summary of unaudited quarterly results of operations from the years ended June 30, 1997 and 1996:

        Year ended June 30, 1997    1st Qtr.      2nd Qtr.      3rd Qtr.       4th Qtr.         Total
        ------------------------    --------      --------      --------       --------         -----
        Net revenues                $48,907        $46,181       $52,012        $50,827      $197,927
        Income (loss) before
          income taxes                2,587         (1,734)        2,394         (3,059)          188
        Net income (loss)             1,565         (1,049)        1,448         (1,895)           69
        Earnings (loss) per share   $  0.23        $ (0.15)      $  0.21        $ (0.28)     $   0.01

        Year ended June 30, 1996    1st Qtr.      2nd Qtr.      3rd Qtr.       4th Qtr.         Total
        ------------------------    --------      --------      --------       --------         -----
        Net revenues                $41,270        $42,801       $45,232        $46,759      $176,062
        Income before income taxes    3,924          3,400         2,077          2,360        11,761
        Net income                    2,359          2,043         1,327          1,580         7,309
        Earnings per share          $  0.34        $  0.30       $  0.19        $  0.23      $   1.06
















                             See accompanying notes

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

PART III

        The information required by Part III of Form 10-K (Items 10 through 13) is set forth in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held on December 11, 1997, which will be filed with the Commission pursuant to Regulation 14A within 120 days of the Company's last fiscal year, and such information is incorporated herein by reference. See also "Executive Officers of the Registrant" in Part I of this report for certain information concerning the Company's executive officers who are not also directors of the Company.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K             Pages
                                                                                       -----
        (a)   Financial Statements and Financial Statement Schedules:

         (1)  Financial Statements:

              Report of Independent Auditors                                               20

              Consolidated Statements of Income for each of the three years
              ended June 30, 1997                                                          21

              Consolidated Balance Sheets at June 30, 1997 and 1996                    22, 23

              Consolidated Statements of Shareholders' Equity
              for each of the three years ended June 30, 1997                              24

              Consolidated Statements of Cash Flows for each of the three years
              ended June 30, 1997                                                      25, 26

              Notes to Consolidated Financial Statements                                27-36

         (2)  Financial Statement Schedules:

                 VIII  Valuation and Qualifying Accounts                                   41

        All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Company's consolidated financial statements and notes thereto.

(3)  Exhibits

 3.1     Amended and Restated Articles of Incorporation.


 3.2     Amended and Restated Bylaws.


 4.1     Form of Common Stock Certificate.


10.1 Summit Care Corporation Stock Option Plan as amended by Amendment to Summit Care Corporation Stock Option Plan.

10.2     Form of Summit Care Corporation Stock Option Agreement.

10.3 Tax Sharing Agreement among Sierra Land Group, Inc., SHL and the Company, dated May 17, 1991, as amended by Amendment to Tax Sharing Agreement, dated as of February 5, 1992.

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

10.8     Anaheim Care Center:  Lease, dated June 1, 1995, between Sam Menlo, Trustee of the Menlo Trust U/T/I 5/22/83 and Summit Care - California, Inc.,
         doing business as Anaheim Care Center.

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

10.16 Sublease of Phoenix Retirement Hotel: Sublease, dated July 1, 1987, between the Company and Phoenix McDowell Properties, Inc., as assigned by Assignment of Sublease, dated March 9, 1992, between the Company and
         Summit Health Ltd.

10.17    Sublease of Marina Care Center:  Nursing Home Sublease Agreement, dated
         March 7, 1989, between Summit Care - California, Inc. and 5240 Sepulveda,
         Inc., as assigned by Assignment of Sublease, dated March 9, 1992, between Summit Care - California, Inc. and Summit Health Ltd.

10.18 Sublease of Valley Palms Care Center: Nursing Home Sublease Agreement, dated May 11, 1989, between Summit Care - California, Inc. and Trinity
         Health Systems, as assigned by Assignment of Sublease, dated March 9,
         1992, between Summit Care - California, Inc. and Summit Health Ltd.

10.19    Sublease of Brier Oak Terrace Care Center:  Nursing Home Sublease Agreement,
         dated April 1, 1989, between Summit Care - California, Inc. and Brier Oak
         Hospital, Inc., as assigned by Assignment of Sublease, dated March 9, 1992, between Summit Care - California, Inc. and Summit Health Ltd.

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

10.22    Summit Care Corporation Note Purchase Agreement dated as of December
         15, 1992; 8.96% Senior Secured Notes Due 2002.

10.23 Loan Agreement and Term Note made and entered into by and between Summit Care Corporation, and Union Bank dated as of March 28, 1994.

10.24    Seller Note for purchase of The Woodlands.


10.25    HUD Note for purchase of The Woodlands.


10.26    Sublease with Summit Health Ltd. for Phoenix Living Center dated
         January 1994.

10.27    Real Estate Lien Note - $3,000,000 dated September 30, 1994 and Security
         Agreement dated September 30, 1994.

10.28    Live Oak Nursing Center, George West, Texas Lease Agreement dated
         July 19, 1991; Assignment of Lease With Option to Purchase dated
         September 30, 1994 and Consent To Assignment Of Leasehold Estate of
         Live Oak Nursing Center, George West, Texas dated August 15, 1994.

10.29    Guadalupe Valley Nursing Center, Sequin, Texas Lease Agreement dated
         February 28, 1989; Assignment Of Lease With Option To Purchase dated
         September 30, 1994 and Consent To Assignment Of Leasehold Estate Of
         Guadalupe Valley Nursing Center, Sequin, Texas dated August 15, 1994.

10.30    Southern Manor Nursing Center, Hallettsville, Texas Nursing Home Lease
         Agreement dated June 29, 1992; Assignment Of Lease With Option To
         Purchase dated September 30, 1994; Consent To Assignment Of Lease dated
         June 29, 1992 and Agreement Re Option dated September 30, 1994.

10.31    Oakland Manor Nursing Center, Giddings, Texas Nursing Home Lease
         Agreement dated June 29, 1992; Assignment Of Lease With Option To
         Purchase dated September 30, 1994; Consent To Assignment Of Lease dated
         June 29, 1992 and Agreement Re Option dated September 30, 1994.

10.32    $70,000,000 Note Purchase Agreement dated as of December 15, 1995 among
         Summit Care Corporation and the several purchasers listed on the acceptance form at the end thereof.

10.33    $25,000,000 Amended and Restated Note Purchase Agreement dated as of
         December 15, 1995 among Summit Care Corporation and the several purchasers listed on the acceptance form at the end thereof.

10.34    Third Amended and Restated Credit Agreement dated as of December 15, 1995 among Summit Care Corporation, the Lenders named therein, and Bank of
         Montreal, as the Agent, amending and modifying that certain Second Amended and Restated Credit Agreement, dated as of February 6, 1995, among Summit
         Care Corporation, the lenders named therein, and The First National Bank of Chicago, as the agent for the lenders named therein.

10.35 7.80% Note, dated December 20, 1995, in the aggregate principal amount of $18,071,429, made by Summit Care Corporation in favor of John Hancock
         Mutual Life Insurance Company.

10.36    Amended and Restated 8.96% Senior Secured Note due 2002, dated December
         31, 1992, in the aggregate principal amount of $5,000,000, made by Summit
         Care Corporation in favor of Northwestern National Life Insurance Company.

10.37 Note, dated December 20, 1995, in the aggregate principal amount of $7,000,000, made by Summit Care Corporation in favor of Banque Paribas.

10.38 Guaranty in favor of certain note purchasers listed therein, dated as of December 15, 1995, executed by Summit Care Pharmacy, Inc., a California corporation and Summit Care-Texas No. 2, Inc., a Texas corporation and
         Summit Care-Texas No. 3, Inc., a Texas corporation.

10.39 Amended and Restated Guaranty in favor of certain note purchasers listed therein, dated as of December 15, 1995, executed by Summit Care Pharmacy, Inc., a California corporation, Summit Care-Texas No. 2 Inc., a Texas corporation, and Summit Care-Texas No. 3, Inc., a Texas corporation.

10.40 Second Amended and Restated Guaranty dated as of December 15, 1995 executed by Summit Care Pharmacy, Inc., a California corporation, Summit
         Care-Texas No. 2, Inc., a Texas corporation and Summit Care-Texas No. 3,
         Inc., a Texas corporation in favor of the Bank of Montreal.

10.41 Collateral Account Agreement, dated as of December 15, 1995, by and between Summit Care Corporation, Summit Care-California, Inc., a
         California corporation, Summit Care - Texas No. 2, Inc., a Texas corporation and Harris Trust and Savings Bank.

10.42 Intercreditor Agreement dated as of December 15, 1995 by and among the Bank of Montreal, Harris Trust and Savings Bank, and acknowledged and agreed to by Summit Care Corporation, Summit Care-California, Inc., a California corporation, Summit Care - Texas No. 2, Inc., a Texas corporation, Summit Care - Texas No. 3, Inc., a Texas corporation and
         Summit Care Pharmacy, Inc., a California corporation.

10.43    Assignment of Deed of Trust and Amended and Restated Deed of Trust,
         Assignment of Rents, Security Agreement, Financing Statement and Fixture
         Filing, dated as of December 15, 1995, executed by Summit Care - Texas
         No. 2, Inc., a Texas corporation to Martha Harris, Esq., as trustee, for the benefit of the Harris Trust and Savings Bank, with respect to the Lubbock-Heritage facility.

10.44    401(k) Savings Plan.

21       List of the Company's Significant Subsidiaries.

23       Consent of Ernst & Young LLP.

27       Financial Data Schedule.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT CARE CORPORATION


By    /s/ WILLIAM C. SCOTT         Chairman of the Board and         September 24, 1997
   ----------------------------    Chief Executive Officer
          William C. Scott

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


    /s/ DERWIN L. WILLIAMS         Sr. Vice President - Finance,     September 24, 1997
   ----------------------------    Chief Financial Officer and
        Derwin L. Williams         Treasurer
                                   (Principal Financial Officer)


     /s/ JOHN L. FARBER            Vice President - Controller       September 24, 1997
   ----------------------------    and Secretary
         John L. Farber            (Principal Accounting Officer)


       /s/ DONALD AMARAL           Director                          September 24, 1997
   ----------------------------
           Donald Amaral


       /s/ JOHN A. BRENDE          Director                          September 24, 1997
   ----------------------------
           John A. Brende


       /s/ WILLIAM J. CASEY        Director                          September 24, 1997
   ----------------------------
           William J. Casey


      /s/ GARY MASSIMINO           Director                          September 24, 1997
   ----------------------------
          Gary Massimino

                             SUMMIT CARE CORPORATION
                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)


                              BALANCE AT  CHARGED TO   CHARGED                      BALANCE
                              BEGINNING   COSTS AND    TO OTHER                    AT END OF
DESCRIPTION                   OF PERIOD    EXPENSES   ACCOUNTS(1)  DEDUCTIONS(2)    PERIOD
-----------                   ---------    --------   -----------  -------------    ------
ACCOUNTS RECEIVABLE:

YEAR ENDED JUNE 30, 1997

  Allowance for doubtful       $2,084       $2,476       $ 8         $(2,540)       $2,028
    accounts

YEAR ENDED JUNE 30, 1996

  Allowance for doubtful       $  989       $2,157       $38         $(1,100)       $2,084
    accounts

YEAR ENDED JUNE 30, 1995

  Allowance for doubtful       $  653       $1,146       $22         $  (832)       $  989
    accounts

NOTES RECEIVABLE:

YEAR ENDED JUNE 30, 1997

  Allowance for notes          $  268       $   54       $--         $    --        $  322
    receivable

YEAR ENDED JUNE 30, 1996

  Allowance for notes          $  184       $   84       $--         $    --        $  268
    receivable

YEAR ENDED JUNE 30, 1995

  Allowance for notes          $   --       $  184       $--         $    --        $  184
    receivable




(1)  Recoveries of amounts written off.
(2)  Write-offs of uncollectible accounts.

                             SUMMIT CARE CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                        FOR THE YEAR ENDED JUNE 30, 1997

                                  EXHIBIT INDEX


                                                                                        BEGIN ON
EXHIBIT                                                                                SEQUENTIAL
NUMBER                                                                                   PAGE NO.
------                                                                                 ----------
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

10.4     Agreement Regarding Shared Services and Other Matters between SHL and the     Incorporated
         Company, dated as of February 5, 1992.                                        by Reference

10.5     Form of Directors and Officers Indemnity Agreement.                           Incorporated
                                                                                       by Reference

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

10.8     Anaheim Care Center:  Lease, dated June 1, 1995, between Sam Menlo, Trustee   Incorporated
         of the Menlo Trust U/T/I 5/22/83 and Summit Care - California, Inc.,          by Reference
         doing business as Anaheim Care Center.

10.9     Sharon Care Center:  Lease, dated May 1, 1987, between Jozef Nabel and Marie  Incorporated
         Gabrielle Nabel, as tenants in common, and Summit Care - California, Inc.     by Reference

10.10    Royalwood Convalescent Hospital:  Lease dated August 18, 1964, between        Incorporated
         Jack H. Cramer and Walter Lee Brown (together, as lessors) and Albert J.      by Reference
         Allasandra, as amended by Amendment to Lease and Right of First Refusal to
         Purchase, dated May 23, 1969, by which Aljar Corporation is substituted as lessee, and as further amended by Amendment to Agreement of Lease and Right of First Refusal, dated November 18, 1974, and as further amended by Second Amendment to Agreement of Lease and Right of First
         Refusal and Assignment of Lease, dated July 10, 1979, by which National
         Accommodations, Inc. (now SHL) is substituted as lessee, assigned to the Company by Assignment of Lease, dated March 9, 1992, between SHL and the Company.

10.11    Bay Crest Convalescent Hospital: Lease, dated March 1, 1980, between          Incorporated
         South Bay Sanitarium and Convalescent Hospital and Garnet Convalescent        by Reference
         Hospital, Inc. (now Summit Care - California, Inc.), and Amendment to
         Lease dated March 1, 1994.

10.12    Brier Oak Convalescent Center:  Lease Agreement, dated February 18, 1985,     Incorporated
         between Bernard Bubman, Arnold Friedman, Irene Weiss and Sunset Motel and     by Reference
         Development Co. (collectively, as lessors), and Summit Care - California,
         Inc.

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

10.15    Phoenix Resident Hotel:  Lease, dated July 29, 1977, between Sierra Land &    Incorporated
         Livestock, Inc. and Southwest Hotels, Inc., as modified by Addendum to        by Reference
         Lease dated August 11, 1983, assigned to the Company by Assignment of
         Lease, dated July 1, 1982, between Southwest Hotels, Inc. and the Company.

10.16    Sublease of Phoenix Retirement Hotel:  Sublease, dated July 1, 1987,          Incorporated
         between the Company and Phoenix McDowell Properties, Inc., as assigned by     by Reference
         Assignment of Sublease, dated March 9, 1992, between the Company and
         Summit Health Ltd.

                             SUMMIT CARE CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                        FOR THE YEAR ENDED JUNE 30, 1997

                                  EXHIBIT INDEX


                                                                                        BEGIN ON
EXHIBIT                                                                                SEQUENTIAL
NUMBER                                                                                   PAGE NO.
------                                                                                 ----------
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

10.22    Summit Care Corporation Note Purchase Agreement dated as of December          Incorporated
         15, 1992; 8.96% Senior Secured Notes Due 2002.                                by Reference

10.23    Loan Agreement and Term Note made and entered into by and between             Incorporated
         Summit Care Corporation, and Union Bank dated as of March 28, 1994.           by Reference

10.24    Seller Note for purchase of The Woodlands.                                    Incorporated
                                                                                       by Reference

10.25    HUD Note for purchase of The Woodlands.                                       Incorporated
                                                                                       by Reference

10.26    Sublease with Summit Health Ltd. for Phoenix Living Center dated              Incorporated
         January 1994.                                                                 by Reference

10.27    Real Estate Lien Note - $3,000,000 dated September 30, 1994 and Security      Incorporated
         Agreement dated September 30, 1994.                                           by Reference

10.28    Live Oak Nursing Center, George West, Texas Lease Agreement dated             Incorporated
         July 19, 1991; Assignment of Lease With Option to Purchase dated              by Reference
         September 30, 1994 and Consent To Assignment Of Leasehold Estate of
         Live Oak Nursing Center, George West, Texas dated August 15, 1994.

10.29    Guadalupe Valley Nursing Center, Sequin, Texas Lease Agreement dated          Incorporated
         February 28, 1989; Assignment Of Lease With Option To Purchase dated          by Reference
         September 30, 1994 and Consent To Assignment Of Leasehold Estate Of
         Guadalupe Valley Nursing Center, Sequin, Texas dated August 15, 1994.

10.30    Southern Manor Nursing Center, Hallettsville, Texas Nursing Home Lease        Incorporated
         Agreement dated June 29, 1992; Assignment Of Lease With Option To             by Reference
         Purchase dated September 30, 1994; Consent To Assignment Of Lease dated
         June 29, 1992 and Agreement Re Option dated September 30, 1994.

10.31    Oakland Manor Nursing Center, Giddings, Texas Nursing Home Lease              Incorporated
         Agreement dated June 29, 1992; Assignment Of Lease With Option To             by Reference
         Purchase dated September 30, 1994; Consent To Assignment Of Lease dated
         June 29, 1992 and Agreement Re Option dated September 30, 1994.

                             SUMMIT CARE CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                        FOR THE YEAR ENDED JUNE 30, 1997

                                  EXHIBIT INDEX


                                                                                        BEGIN ON
EXHIBIT                                                                                SEQUENTIAL
NUMBER                                                                                   PAGE NO.
------                                                                                 ----------
10.32    $70,000,000 Note Purchase Agreement dated as of December 15, 1995 among       Incorporated
         Summit Care Corporation and the several purchasers listed                     by Reference
         on the acceptance form at the end thereof.

10.33    $25,000,000 Amended and Restated Note Purchase Agreement dated as of          Incorporated
         December 15, 1995 among Summit Care Corporation and the several               by Reference
         purchasers listed on the acceptance form at the end thereof.

10.34    Third Amended and Restated Credit Agreement dated as of December 15, 1995     Incorporated
         among Summit Care Corporation, the Lenders named therein, and Bank of         by Reference
         Montreal, as the Agent, amending and modifying that certain Second Amended and Restated Credit Agreement, dated as of February 6, 1995, among Summit
         Care Corporation, the lenders named therein, and The First National Bank of Chicago, as the agent for the lenders named therein.

10.35    7.80% Note, dated December 20, 1995, in the aggregate principal amount        Incorporated
         of $18,071,429, made by Summit Care Corporation in favor of John Hancock      by Reference
         Mutual Life Insurance Company.

10.36    Amended and Restated 8.96% Senior Secured Note due 2002, dated December       Incorporated
         31, 1992, in the aggregate principal amount of $5,000,000, made by Summit     by Reference
         Care Corporation in favor of Northwestern National Life Insurance Company.

10.37    Note, dated December 20, 1995, in the aggregate principal amount of           Incorporated
         $7,000,000, made by Summit Care Corporation in favor of Banque Paribas.       by Reference

10.38    Guaranty in favor of certain note purchasers listed therein, dated as of      Incorporated
         December 15, 1995, executed by Summit Care Pharmacy, Inc., a California       by Reference
         corporation and Summit Care-Texas No. 2, Inc., a Texas corporation and
         Summit Care-Texas No. 3, Inc., a Texas corporation.

10.39    Amended and Restated Guaranty in favor of certain note purchasers listed      Incorporated
         therein, dated as of December 15, 1995, executed by Summit Care Pharmacy,     by Reference
         Inc., a California corporation, Summit Care-Texas No. 2 Inc., a Texas corporation, and Summit Care-Texas No. 3, Inc., a Texas corporation.

10.40    Second Amended and Restated Guaranty dated as of December 15, 1995            Incorporated
         executed by Summit Care Pharmacy, Inc., a California corporation, Summit      by Reference
         Care-Texas No. 2, Inc., a Texas corporation and Summit Care-Texas No. 3,
         Inc., a Texas corporation in favor of the Bank of Montreal.

10.41    Collateral Account Agreement, dated as of December 15, 1995, by and           Incorporated
         between Summit Care Corporation, Summit Care-California, Inc., a              by Reference
         California corporation, Summit Care - Texas No. 2, Inc., a Texas corporation and Harris Trust and Savings Bank.

10.42    Intercreditor Agreement dated as of December 15, 1995 by and among the        Incorporated
         Bank of Montreal, Harris Trust and Savings Bank, and acknowledged and         by Reference
         agreed to by Summit Care Corporation, Summit Care-California, Inc.,
         a California corporation, Summit Care - Texas No. 2, Inc., a Texas corporation, Summit Care - Texas No. 3, Inc., a Texas corporation and
         Summit Care Pharmacy, Inc., a California corporation.

10.43    Assignment of Deed of Trust and Amended and Restated Deed of Trust,           Incorporated
         Assignment of Rents, Security Agreement, Financing Statement and Fixture      by Reference
         Filing, dated as of December 15, 1995, executed by Summit Care - Texas
         No. 2, Inc., a Texas corporation to Martha Harris, Esq., as trustee, for the benefit of the Harris Trust and Savings Bank, with respect to the Lubbock-Heritage facility.

10.44    401(k) Savings Plan.                                                               45

21       List of the Company's Significant Subsidiaries.                                   133

23       Consent of Ernst & Young LLP.                                                     134

27       Financial Data Schedule.                                                          135