Form 10-K405/A
period 1997-06-30
SUMMIT CARE CORP
filed 1997-10-30
CIK 875192

          S E C U R I T I E S  A N D  E X C H A N G E  C O M M I S S I O N

                              WASHINGTON D.C. 20549

                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-K

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement for its annual meeting of shareholders to be held on January 29, 1998, which will be filed with the Commission within 120 days of the Company's last fiscal year end, are incorporated by reference in Part III of this Form 10-K.

* Without acknowledging that any individual director of the Company is an affiliate, the shares over which they have voting control have been included as owned by affiliates solely for purposes of this computation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

PART III

        The information required by Part III of Form 10-K (Items 10 through 13) is set forth in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held on January 29, 1998, which will be filed with the Commission pursuant to Regulation 14A within 120 days of the Company's last fiscal year, and such information is incorporated herein by reference. See also "Executive Officers of the Registrant" in Part I of this report for certain information concerning the Company's executive officers who are not also directors of the Company.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT CARE CORPORATION


By    /s/ WILLIAM C. SCOTT         Chairman of the Board and         October 30, 1997
   ----------------------------    Chief Executive Officer
          William C. Scott