Form 10-Q
period 1997-09-30
SUMMIT CARE CORP
filed 1997-11-12
CIK 875192

SECURITIES AND EXCHANGE COMMISSION
                             	Washington D.C.  20549

                                   	FORM 10-Q


 X 		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                    		For the period ended September 30, 1997

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

	Shares of Registrant's common stock outstanding at September 30, 1997 --
                                 6,776,000

                           SUMMIT CARE CORPORATION
                                 	FORM 10-Q
                                	Quarter Ended
                              	September 30, 1997


                              	TABLE OF CONTENTS

                                                 					Page of
			                                                		Form 10-Q
                                                     ---------
Part I - Financial Information

	Item 1.	Financial Statements

			Consolidated Statements of Income	                     3

			Consolidated Balance Sheets	                           4

			Consolidated Statements of Cash Flows	                 6

			Notes to Consolidated Financial Statements	            7


	Item 2.	Management's Discussion and Analysis of Financial
			Condition and Results of Operations	                   9



Part II - Other Information

	Item 6.	Exhibits and Reports on Form 8-K	                13

			Signatures	                                            14

                                 PART I

                         	SUMMIT CARE CORPORATION

                     	CONSOLIDATED STATEMENTS OF INCOME
                                	(Unaudited)
	                 (In thousands, except earnings per share)

                                             	Three Months Ended
	                                                September 30,
	                                                1997  	  1996
                                              ------------------

Net revenues	                                 $54,535	   $48,907

Expenses:
	Salaries and benefits	                        23,610	    21,077
	Supplies	                                      5,170	     5,044
	Purchased services	                           13,367	    11,907
	Provision for doubtful accounts	                 823	       246
	Other expenses                                	3,746     	3,434
	Rental	                                          763       	697
	Depreciation and amortization	                 2,084	     1,792
	Interest (net of interest income,
  $202 in 1997	and $214 in 1996)	               2,277	     2,123
                                               ------     ------
			                                            51,840	    46,320


Income before provision for income taxes	       2,695     	2,587
Provision for income taxes	                     1,065	     1,022
                                               ------     ------
Net income	                                   $ 1,630	   $ 1,565
                                              =======    =======

Earnings per share		                          $  0.24 	  $  0.23
                                              =======    =======
Weighted average number of shares of
	common stock outstanding	                      6,806	     6,878
                                              =======    =======

	                          See accompanying notes

	                          SUMMIT CARE CORPORATION
                        	CONSOLIDATED BALANCE SHEETS
                              	(In thousands)

	                                         Sept. 30, 1997	    June 30, 1997
                                          --------------     -------------
                                           	(Unaudited)         	(Note)
ASSETS

Current assets:
	Cash and cash equivalents	                    $ 7,816	         $ 3,994
Accounts receivable, less allowance for
	  doubtful accounts: September 1997 -
   $2,139; June 1997 - $2,028	                  33,330          	33,749

	Supplies inventory, at cost	                    2,860	           2,690
	Other current assets	                          13,452          	12,356
                                               -------          -------
Total current assets	                           57,458	          52,789

Property and equipment, at cost:
	Land and land improvements	                    19,514          	19,513
	Buildings and leasehold improvements	         163,470	         161,080
	Furniture and equipment	                       24,758	          23,978
	Construction in progress	                       5,832	           5,947
                                               -------          -------
	                                            		213,574         	210,518


	Less accumulated depreciation
             and amortization	                  30,610	          28,605
                                               -------          -------
                                            			182,964	         181,913
Notes receivable, less allowance for
	doubtful accounts:
 September 1997 - $341;	June 1997 -$322	         6,646	           6,859

Other assets	                                    8,994	           8,955
                                               -------          -------

                                          		 	$256,062        	$250,516
                                              ========         ========

NOTE: The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                          	See accompanying notes

	                          SUMMIT CARE CORPORATION

                              	(In thousands)

                                     	   Sept. 30, 1997	      June 30, 1997
                                         --------------       -------------
                                         	(Unaudited)            	(Note)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
	Payable to bank	                           $  2,507	            $  4,678
	Accounts payable	                            35,702	              29,586
	Employee compensation and benefits	           4,916	               5,877
	Income taxes payable	                         1,037	                  --
				                                         -------              -------
Total current liabilities	                    44,162	              40,141

Long-term debt 	                             121,347	             121,452

Deferred income taxes	                         7,511	               7,511
                                             -------              -------
Total liabilities	                           173,020	             169,104

Commitments and contingencies

Shareholders' equity:
	Preferred stock, no par value; 2,000
 authorized shares, none issued		                --                   --

Common stock, no par value,
 100,000 authorized shares; 6,776 issued
	and outstanding in both periods	             51,543	             51,543
	Retained earnings	                           31,499            	 29,869
                                             -------             -------
Total shareholders' equity 	                  83,042	             81,412
                                             -------             -------
                                         			$256,062	           $250,516
                                            ========            ========

NOTE: The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            	See accompanying notes

	                           SUMMIT CARE CORPORATION
	                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  	(Unaudited)
                                 	(In thousands)

				                                              Three Months Ended
                                                   	 September 30,
                                                  	  1997  	  1996
                                                   -----------------
Operating activities:
	Net income	                                       $ 1,630 	  $ 1,565
	Adjustments to reconcile net
  income to net cash provided by
  operating activities:
			Depreciation and amortization	                    2,084 	    1,792
   Decrease (increase) in accounts receivable, net	    419   	 (3,230)
   (Increase) in supplies inventory	                  (170)     	( 50)
   (Increase) increase in other current assets	     (1,120)    	1,187
			Increase in accounts payable                     	6,116     	2,146
   (Decrease) increase in employee compensation
			    and benefits	                                  (961)      	347
			Increase in income taxes payable	                 1,037 	      606
                                                    ------     ------
	Total adjustments	                                  7,405    	 2,798
                                                    ------     ------
	Net cash provided by operating activities	          9,035    	 4,363
                                                    ------     ------
Investing activities:
	Issuance of notes receivable	                      (1,790)	     (350)
 Principal payments of notes receivable	             2,028       	100
	Additions to property and equipment               	(3,056)  	 (6,566)
	(Increase) decrease in other assets                	( 119)	       93
                                                    ------     ------
		Net cash used in investing activities	            (2,937)  	 (6,723)
                                                    ------     ------
Financing activities:
	(Decrease) in payable to bank	                     (2,171)   	(1,303)
	Principal payments on long-term debt	              (2,105)	   (8,208)
 Proceeds from long-term debt	                       2,000 	   15,000
                                                     -----     ------
	Net cash (used in) provided by
        financing activities 	                      (2,276)  	  5,489
                                                     -----     ------
Increase in cash and cash equivalents	               3,822     	3,129
Cash and cash equivalents at beginning of period	    3,994 	    2,658
                                                    ------     ------

Cash and cash equivalents at end of period	        $ 7,816   	$ 5,787
                                                   =======    =======

Supplemental disclosures of cash flow information:
		Cash paid during the period for:
			Interest	                                       $   575 	  $   946
			Income taxes	                                        28       	416

	                            SUMMIT CARE CORPORATION

                     	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   	(Unaudited)
                                 	(In thousands)

1.		The unaudited financial information included herein, in the opinion of management, reflects all adjustments (all of which are of a normal recurring nature), which are considered necessary to fairly state the Company's financial position, its cash flows and the results of operations.  These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's annual report on Form
10-K for the year ended June 30, 1997.  The interim financial information herein is not necessarily representative of that to be expected for a full year.

2.		Certain amounts have been reclassified to conform with fiscal 1998 presentations.

3.		Earnings per share are based on the weighted average number of shares of common stock outstanding, which was 6,806 for the three months ended
September 30, 1997 and 6,878 for the three months ended September 30, 1996.

4.		Other current assets consist of the following:

                                   				September 30, 1997	   June 30, 1997
                                       ------------------    -------------
			Due from third party payors	             $ 3,158	           $ 2,491
			Deferred tax assets	                       1,956             	1,956
			Notes receivable	                          1,228             	1,253
			Prepaid expenses	                          2,733             	1,004
			Income tax receivable                     	3,000             	4,128
			Other receivables	                         1,377	             1,524
                                             ------             ------
                                           	$13,452	           $12,356
                                            =======            =======

5.	In July 1997, the Company opened its fifth assisted living center with
66 beds in Orange, California, at a total cost of construction of $3,924.
In September 1997, the Company exercised a purchase option in its lease of a 111-bed skilled nursing care center in La Grange, Texas. The purchase price of $1,871 was financed with funds from the Company's bank line of credit. In November 1997, the Company opened 47 additional beds at one of its two skilled nursing care center in Lubbock, Texas, at an approximate cost of construction of $1,900.

                        	SUMMIT CARE CORPORATION
             	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
                                	(Unaudited)
                               	(In thousands)

6.	Accounting for Stock-Based Compensation.  In October 1995, Statement of
Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), was issued which, if elected, would require companies to use a new fair value method of valuing stock-based compensation plans. The Company has elected to continue following present accounting rules under Accounting Principles Board Opinion No. 25, "Accounting for
Stock Issued to Employees" which uses an intrinsic value method and often results in no compensation expense. In accordance with SFAS 123, disclosures are not required for an interim quarterly report unless a complete set of financial statements is presented for that period.

7.	Recent Accounting Pronouncement: In February 1997, the Financial
Accounting Standards Board issued the Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which is effective for fiscal years ending after December 15, 1997, including interim periods. An entity with a June 30, 1997 year end will have to implement SFAS 128 in its second quarter, the quarter ending December 31, 1997. Earlier adoption is not permitted. The Company plans to adopt SFAS 128 in the quarter ending December 31, 1997, and has not determined the impact, if any, of adoption.

8.	Recent Accounting Pronouncement:  In June 1997, the Financial Accounting
Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information"
("SFAS 131"), which is effective for fiscal years ending after December 15, 1997. This Statement is not required to be applied to interim financial statements in the initial year of its application. SFAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements. It also requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. Under existing accounting standards, the Company has reported its operations as one line of business because substantially all of its revenues have been derived from its skilled nursing care centers and assisted living centers and closely related ancillary services. The Company is presently evaluating the new standard in order to determine its effect, if any, on the way the Company might report its operations in the future.

	                         SUMMIT CARE CORPORATION
                                 	FORM 10-Q
                    	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            	(Dollars in thousands)

Results of Operations
---------------------

Quarter Ended September 30, 1997 Compared to Quarter Ended September 30, 1996

	Net revenues increased $5,628 or 11.5% from $48,907 for the quarter ended September 30, 1996 to $54,535 for the quarter ended September 30, 1997. The increase occurred due to the following:

                                         							  		Amount	     Percent
                                                    ------      -------
	1.	Increased census days and revenue rates		       $2,611 	     46.4%
	2.	New beds opened in fiscal years 1997 and 1998	   1,956 	     34.7
	3.	Pharmacy operations					                           889     	 15.8
	4.	Rehabilitative and other specialty services		      172 	      3.1
                                                     -----       ----
								                                           	$5,628     	100.0%

	Average occupancy was 87.7% in the first quarter ended September 30, 1997 and 83.6% in the first quarter ended September 30, 1996. Excluding newly constructed beds, the average occupancy was 91.1% in the first quarter ended September 30, 1997 and 85.4% in the same quarter last year. The Company's quality mix (revenues from Medicare, managed care and private pay patients as a percentage of gross revenues excluding pharmacy revenues) was 69.1% in the first quarter ended September 30, 1997 and 69.9% in the first quarter ended September 30, 1996.

	Expenses, consisting of salaries and benefits, supplies, purchased services, provision for doubtful accounts and other expenses as a percent of net revenues increased from 85.3% of net revenues in the first quarter ended September 30, 1996 to 85.7% in the first quarter ended September 30, 1997. Total salaries and employee related benefits were 43.3% of net revenues in the first quarter ended September 30, 1997 compared to 43.1% of net revenues in the first quarter ended September 30, 1996. Expenses increased $5,008 or 12.0% from $41,708 in the first quarter ended September 30, 1996 to $46,716 in the first quarter ended September 30, 1997 for the following reasons:

                                           						  Amount	    Percent
                                                   ------     -------
	1.	Salaries and benefits		 			                    $1,766	     35.3%
	2.	Expenses relating to new beds opened
		  in fiscal years 1997 and 1998			                1,558     	31.1
	3.	Rehabilitative and other specialty services		     908	     18.1
	4.	Other expenses					                               776	     15.5
                                                    -----      ----
					        				                                  $5,008	    100.0%

  	                       SUMMIT CARE CORPORATION
                                	FORM 10-Q
                    	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)


	Income before rental, depreciation and amortization and interest expense, net of interest income, increased $620 or 8.6% from $7,199 in the first quarter ended September 30, 1996 to $7,819 in the first quarter ended
September 30, 1997 and was 14.3% of net revenues in the first quarter ended September 30, 1997 compared to 14.7% in the first quarter ended September
30, 1996.

	Rental, depreciation and amortization and interest expense, net of interest income, increased $512 or 11.1% from $4,612 in the first quarter ended
September 30, 1996 to $5,124 in the first quarter ended September 30, 1997.
Substantially all of this increase was due to depreciation expense related to capital additions and interest expense related to higher debt.

	The Company's effective tax rate was 39.5% of income in both periods. Net income after taxes increased $65 or 4.2% from $1,565 in the first quarter ended September 30, 1996 to $1,630 in the first quarter ended September 30, 1997.

  	                        SUMMIT CARE CORPORATION
                                	FORM 10-Q
                      	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              	FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

Selected statistics are shown below:

                                            Fiscal
                                                           				Increase
	                                        1998 	   1997       	(Decrease)
                                         ----     ----        ----------
	Facilities in operation at:
		September 30	                           40	       39	           1


	Nursing center beds at:
		September 30	                         4,631	    4,629	          2


	Assisted living beds at:
		September 30 	                         475	       468	          7


	Total beds at:
		September 30		                       5,106	     5,097	          9


	Total occupancy:
			First quarter	                      87.7%	      83.6%	         4.1%


	Nursing center occupancy:
		First quarter	                       88.6%	       84.1%	        4.5%


	Assisted living center occupancy:
			First quarter                      	79.6%	       78.7%	        0.9%


	Percentage of revenues from
		private, managed care and
		Medicare (quality mix):
			First quarter	                      69.1%       	69.9%	        (0.8)%


	Percentage of revenues from
		Medicaid:
			First quarter	                      30.9%	       30.1%	        0.8%

                            	SUMMIT CARE CORPORATION
                                   	FORM 10-Q
                      	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                	FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)


Liquidity and Capital Resources
-------------------------------

	At September 30, 1997, the Company had $7,816 in cash and cash equivalents and working capital of $13,296. During the quarter ended September 30, 1997, the Company's cash and cash equivalents increased by $3,822.

	Net cash provided by operating activities increased $4,672 from $4,363 in the first quarter of 1996 to $9,035 in the first quarter of 1997. Net cash provided by operating activities during the first quarter ended September 30, 1997, was used principally for capital expenditures of $3,056 for existing centers, $2,105 in principal payments on long term debt and to increase cash and cash equivalents by $3,822.

	Accounts receivable, less allowance for doubtful accounts, decreased $419 during the quarter ended September 30, 1997, primarily due to increased collections. The Company's average accounts receivable days outstanding were 39 at September 30, 1997 and 1996, and 41 at June 30, 1997.

	Long-term debt consisted of mortgage indebtedness of $8,202 on three properties, $11,145 on four capitalized leases, $7,000 in borrowings on the Company's bank line of credit and $95,000 in senior secured debt totaling $121,347 at September 30, 1997.

	The Company believes that it has sufficient cash flow from its existing operations and from its bank line of credit to service long-term debt due within one year of $8,859 (the Company intends to borrow this amount against its bank line of credit which has a revolver extending to September 30, 1998 followed by a three year payment period), to make normal recurring capital replacements, additions and improvements of approximately $8,700 planned for the next 12 months, to develop properties over the next 12 months costing approximately $2,200 and to meet other long-term working capital needs and obligations. The Company expects, on a selective basis, to pursue expansion of its existing centers and the acquisition or development of additional centers in markets where demographics and competitive factors are favorable.

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

Recent Accounting Pronouncements

	See Notes 7 and 8 to Consolidated Financial Statements.

	                                  PART II
                           	SUMMIT CARE CORPORATION
                             	OTHER INFORMATION

                               	Quarter Ended
	                             September 30, 1997

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Exhibits

			NONE

	(b)	Reports on Form 8-K

			NONE

                         	SUMMIT CARE CORPORATION
                               	SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         	SUMMIT CARE CORPORATION



Date:	November 12, 1997                  	By: \DERWIN L. WILLIAMS\
                                             ---------------------
	  	                                         Derwin L. Williams
	   	                                     Sr. Vice President - Finance,
                                          Chief Financial Officer AND
                                          Treasurer (Principal Financial
                                                  Officer)



Date:	November 12, 1997	                  By:    \JOHN L. FARBER\
                                              ---------------------
		                                             John L. Farber
                                         	 Vice President - Controller
                                           and Secretary (Principal
                                           Accounting Officer)