Form 10-Q
period 1997-12-31
SUMMIT CARE CORP
filed 1998-02-17
CIK 875192

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the period ended December 31, 1997

                                       OR

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

Yes  [ ]     No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Shares of Registrant's common stock outstanding at
                         December 31, 1997 -- 6,812,500


================================================================================

                             SUMMIT CARE CORPORATION

                                    FORM 10-Q

                                  QUARTER ENDED
                                DECEMBER 31, 1997


                                TABLE OF CONTENTS


                                                                         Page of
                                                                        Form 10-Q
                                                                        ---------
Part I - Financial Information


     Item 1.  Financial Statements

              Consolidated Statements of Income                             3

              Consolidated Balance Sheets                                   4

              Consolidated Statements of Cash Flows                         6

              Notes to Consolidated Financial Statements                    8


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          11



Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K                             18

              Signatures                                                   19

                                     PART I

                             SUMMIT CARE CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)
                      (In thousands, except per share data)

                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                  DECEMBER 31,                    DECEMBER 31,
                                             1997            1996              1997            1996
                                           ---------       ---------        ---------       ---------
Net revenues                               $53,972         $46,181         $108,507         $95,088

Expenses:
  Salaries and benefits                     24,132          22,309           47,742          43,386
  Supplies                                   5,091           5,337           10,261          10,381
  Purchased services                        12,844          12,237           26,211          24,144
  Provision for doubtful accounts              957             721            1,780             967
  Other expenses                             3,738           2,824            7,484           6,258
  Rent                                         762             713            1,525           1,410
  Depreciation and amortization              2,151           1,840            4,235           3,632
  Interest (net of interest income,
    $169 and $371 in 1997 and $179
    and $393 in 1996,  respectively)         2,311           1,934            4,588           4,057
                                           -------         -------         --------         -------


                                            51,986          47,915          103,826          94,235
                                           -------         -------         --------         -------

Income (loss) before provision for
  income taxes                               1,986          (1,734)           4,681             853
Provision (benefit) for income taxes           784            (685)           1,849             337
                                           -------         -------         --------         -------


Net income (loss)                            1,202         $(1,049)           2,832         $   516
                                           =======         =======         ========         =======

Earnings (loss) per share:
  Basic                                    $  0.18         $ (0.15)        $   0.42         $  0.08
                                           =======         =======         ========         =======

  Diluted                                  $  0.18         $ (0.15)        $   0.41         $  0.08
                                           =======         =======         ========         =======


                            See accompanying notes.

                             SUMMIT CARE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                      DECEMBER 31, 1997   JUNE 30, 1997
                                                      -----------------   -------------
                                                          (Unaudited)         (Note)
ASSETS

Current assets:
   Cash and cash equivalents                                $  1,702         $  3,994
   Accounts receivable, less allowance for
     doubtful accounts: December 1997 - $2,474;
     June 1997 - $2,028                                       36,343           33,749
   Supplies inventory, at cost                                 3,204            2,690
   Other current assets                                       15,569           12,356
                                                            --------         --------

Total current assets                                          56,818           52,789

Property and equipment, at cost:
   Land and land improvements                                 20,036           19,513
   Buildings and leasehold improvements                      175,078          161,080
   Furniture and equipment                                    24,361           23,978
   Construction in progress                                    5,298            5,947
                                                            --------         --------

                                                             224,773          210,518

   Less accumulated depreciation and amortization             30,220           28,605
                                                            --------         --------

                                                             194,553          181,913
Notes receivable, less allowance for doubtful
   accounts: December 1997 - $363; June 1997 - $322            6,842            6,859
Other assets                                                   9,207            8,955
                                                            --------         --------
                                                            $267,420         $250,516
                                                            ========         ========


NOTE: The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



                            See accompanying notes.

                             SUMMIT CARE CORPORATION

                                 (In thousands)


                                                        DECEMBER 31, 1997  JUNE 30, 1997
                                                        -----------------  -------------
                                                           (Unaudited)        (Note)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Payable to bank                                         $  2,985         $  4,678
   Accounts payable                                          36,776           29,586
   Employee compensation and benefits                         4,622            5,877
   Income taxes payable                                       1,051               --
                                                           --------         --------

Total current liabilities                                    45,434           40,141

Long-term debt                                              129,754          121,452

Deferred income taxes                                         7,511            7,511
                                                           --------         --------

Total liabilities                                           182,699          169,104

Commitments and contingencies

Shareholders' equity:
   Preferred stock, no par value, 2,000
      authorized shares, none issued                             --               --
   Common stock, no par value, 100,000 authorized
   shares; 6,813 and 6,776 issued and outstanding,
    respectively                                             52,020           51,543

   Retained earnings                                         32,701           29,869
                                                           --------         --------

Total shareholders' equity                                   84,721           81,412
                                                           --------         --------
                                                           $267,420         $250,516
                                                           ========         ========

NOTE: The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                            See accompanying notes.

                             SUMMIT CARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                  SIX MONTHS ENDED
                                                                     DECEMBER 31,
                                                                1997              1996
                                                              --------          --------
Operating activities:
   Net income                                                 $  2,832          $    516
      Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                           4,235             3,632
         (Increase) in accounts receivable, net                 (2,594)           (5,027)
         (Increase) in supplies inventory                         (514)              (66)
         (Increase) in other current assets                     (3,152)           (1,602)
         Increase in accounts payable                            7,190             6,805
         (Decrease) increase in employee compensation
            and benefits                                        (1,255)              294
         Increase (decrease) in income taxes payable             1,051              (989)
                                                              --------          --------
   Total adjustments                                             4,961             3,047
                                                              --------          --------

   Net cash provided by operating activities                     7,793             3,563
                                                              --------          --------

Investing activities:
   Issuance of notes receivable                                 (2,281)             (550)
   Principal payments of notes receivable                        2,294               253
   Additions to property and equipment                          (6,706)          (12,049)
   Property and equipment related to purchase of
      nursing center                                            (4,209)               --
   (Increase) in other assets                                     (470)           (1,579)
                                                              --------          --------

   Net cash (used in) investing activities                     (11,372)          (13,925)
                                                              --------          --------

  Financing activities:
   (Decrease) in payable to bank                                (1,693)           (1,229)
   Principal payments on long-term debt                        (10,497)           (8,435)
   Proceeds from long-term debt                                 13,000            19,000
   Proceeds from exercise of stock options                         477                --
                                                              --------          --------

   Net cash provided by financing activities                     1,287             9,336
                                                              --------          --------

(Decrease) in cash and cash equivalents                         (2,292)           (1,026)

Cash and cash equivalents at beginning of year                   3,994             2,658
                                                              --------          --------
Cash and cash equivalents at end of the period                $  1,702          $  1,632
                                                              ========          ========

                             SUMMIT CARE CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)
                                 (In thousands)

                                                          SIX MONTHS ENDED
                                                            DECEMBER 31,
                                                       1997              1996
                                                      ------            -----
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                          $ 5,015          $ 5,161
    Income taxes                                          808            1,654

  Non cash investing and financing activities:
    Acquisition of nursing care center under
       capital lease                                    5,799               --
    Capital lease obligation                           (5,799)              --


                            See accompanying notes.

                             SUMMIT CARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)
                                 (In thousands)

1. The unaudited financial information included herein, in the opinion of management, reflects all adjustments (all of which are of a normal recurring nature except for a special charge recorded in December 1996, see Note 5), which are considered necessary to fairly state the Company's financial position, its cash flows and the results of operations. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's annual report filed on Form 10-K for the year ended June 30, 1997. The interim financial information herein is not necessarily representative of that to be expected for a full year.

2. Certain amounts have been reclassified to conform with fiscal 1998 presentations.

3. The following table sets forth the computation of basic and diluted earnings per share:

                                          Three Months Ended      Six Months Ended
                                            December 31,             December 31,
                                          1997        1996         1997        1996
                                        -------     -------      -------     -------
Numerator:
   Net income (loss)                     $1,202     $(1,049)      $2,832      $  516

Denominator:
   Denominator for basic earnings
     per share - weighted average
     shares                               6,802       6,775        6,789       6,774

   Effect of stock options                   58          66           46          80
                                         ------     -------       ------      ------

   Denominator for diluted earnings
     per share - adjusted weighted
     average shares and assumed
     conversions                          6,860       6,841        6,835       6,854

Earnings per share:
   Basic                                 $ 0.18     $ (0.15)      $ 0.42      $ 0.08
                                         ======     =======       ======      ======
   Diluted                               $ 0.18     $ (0.15)      $ 0.41      $ 0.08
                                         ======     =======       ======      ======

                             SUMMIT CARE CORPORATION

                                   (Unaudited)
                                 (In thousands)

4.      Other current assets consist of the following:

                                              December 31, 1997       June 30, 1997
                                              -----------------       -------------
         Due from third-party payors               $ 4,743               $ 2,491
         Deferred tax assets                         1,956                 1,956
         Notes receivable                            1,257                 1,253
         Prepaid expenses                            2,526                 1,004
         Income tax receivable                       3,000                 4,128
         Other receivables                           2,087                 1,524
                                                   -------               -------
                                                   $15,569               $12,356
                                                   =======               =======

5. In December 1996, the Company recorded a special charge of $4,000 against revenues ($2,420 against net income) as a result of adjustments proposed by Medicare in connection with an audit of fiscal 1995 completed in the quarter ended December 31, 1996, which would have an effect on revenues for that fiscal year, fiscal 1996 and the six months ended December 31, 1996.

6. In July 1997, the Company opened its fifth assisted living center with 66 beds in Orange, California, at a total cost of construction of $3,924. In September 1997, the Company exercised a purchase option in the amount of $1,871 in its lease of a 111-bed skilled nursing care center in La Grange, Texas. In November 1997, the Company opened 47 additional beds at one of its two skilled nursing care centers in Lubbock, Texas, at an approximate cost of construction of $1,900. In December 1997, the Company acquired the assets of a 194 bed skilled nursing care center in McAllen, Texas at an approximate cost of $10,058. The Company's bank line of credit was used to finance the two construction projects, the exercise of the purchase option and $4,259 of the acquisition cost of the McAllen center. The balance of the McAllen acquisition cost of $5,799 was financed with a capitalized lease obligation.

7. In December 1997, the Company amended its secured bank line of credit by reducing the commitment from $40,000 to $33,000. One of the four lenders was deleted from the credit agreement, and the revolving credit termination date was extended one year to September 30, 1999. No other terms and conditions were added, deleted or amended.

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

                             SUMMIT CARE CORPORATION

                                   (Unaudited)
                                 (In thousands)

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

9. Subsequent Event: On February 6, 1998, the Company and Fountain View, Inc., a privately-held skilled nursing care company based in Los Angeles, California, entered into a definitive merger agreement for Fountain View to acquire the Company. According to the terms of the merger agreement, the Company's shareholders will receive $21.00 per share in cash for a total purchase price of approximately $274 million, including the assumption of approximately $130 million of the Company's debt.

        On February 13, 1998, Fountain View commenced a cash tender offer for all outstanding shares of the Company's stock at $21.00 per share. Following consummation of the tender offer, subject to the terms and conditions contained in the merger agreement, the Company will be merged with a wholly owned subsidiary of Fountain View, and each remaining outstanding share of the Company will be converted in the merger into $21.00 in cash.

        Fountain View has received a commitment from Heritage Fund II, L.P. for $82 million of the equity financing necessary to complete the transaction and a bank financing commitment from Bank of Montreal covering an additional $250 million. Completion of the tender offer and the merger are subject to customary conditions to closing, including the receipt of any applicable regulatory approvals and the expiration of any applicable regulatory waiting periods.

                             SUMMIT CARE CORPORATION

                                    FORM 10-Q

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             (Dollars in thousands)

RESULTS OF OPERATIONS

    QUARTER ENDED DECEMBER 31, 1997 COMPARED TO QUARTER ENDED DECEMBER 31, 1996

      Net revenues increased $7,791 or 16.9% from $46,181 for the quarter ended December 31, 1996 to $53,972 for the quarter ended December 31, 1997. The increase occurred due to the following:

                                                                    AMOUNT        PERCENT
                                                                    ------        -------
        1.     Special charge to Medicare revenues                $4,000              51.4%
        2.     Increased census days and revenue rates             2,035              26.1
        3.     New beds opened in fiscal years 1997 and 1998       2,017              25.9
        4.     Pharmacy operations                                   516               6.6
        5.     Rehabilitative and other specialty services          (777)            (10.0)
                                                                  ------             -----
                                                                  $7,791             100.0%
                                                                  ======             =====

       In December 1996, the Company recorded a special charge of $4,000 against Medicare revenues as a result of adjustments proposed by Medicare in connection with an audit of fiscal 1995, which would have an effect on revenues for that fiscal year, fiscal 1996 and the six months ended December 31, 1996. Average occupancy was 86.7% in the second quarter ended December 31, 1997 and 84.4% in the second quarter ended December 31, 1996. Excluding newly constructed beds, the average occupancy was 89.6% in the second quarter ended December 31, 1997 and 86.3% in the same quarter last year. The Company's quality mix (revenues from Medicare, managed care and private pay patients as a percentage of gross revenues excluding pharmacy revenues) was 67.5% in the second quarter ended December 31, 1997 and 69.5% in the second quarter ended December 31, 1996.

       Expenses, consisting of salaries and benefits, supplies, purchased services, provision for doubtful accounts and other expenses as a percent of net revenues, before the effect of the special charge, increased from 86.5% of net revenues in the second quarter ended December 31, 1996 to 86.6% in the second quarter ended December 31, 1997. Total salaries and employee related benefits were 44.7% of net revenues in the second quarter ended December 31, 1997 compared to 44.5% of net revenues, before the effect of the special charge, in the second quarter ended December 31, 1996. Expenses increased $3,334 or 7.7% from $43,428 in the second quarter ended December 31, 1996 to $46,762 in the second quarter ended December 31, 1997 for the following reasons:

                             SUMMIT CARE CORPORATION

                                    FORM 10-Q

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


                                                                    AMOUNT        PERCENT
                                                                    ------        -------
        1.     Expenses relating to new beds opened
                in fiscal years 1997 and 1998                     $1,673            50.2%
        2.     Salaries and benefits                               1,012            30.4
        3.     Other expenses                                        764            22.9
        4.     Rehabilitative and other specialty services          (115)           (3.5)
                                                                  ------           -----
                                                                  $3,334           100.0%
                                                                  ======           =====

        Income before rental, depreciation and amortization and interest expense, net of interest income, increased $4,457 or 161.9% from $2,753 in the second quarter ended December 31, 1996 to $7,210 in the second quarter ended December 31, 1997, and was 13.4% of net revenues in the second quarter ended December 31, 1997 compared to 6.0% in the second quarter ended December 31, 1996 (and 13.5% of net revenues before the special charge to revenues).

        Rent, depreciation and amortization and interest expense, net of interest income, increased by $737 or 16.4% from $4,487 in the second quarter ended December 31, 1996 to $5,224 in the second quarter ended December 31, 1997. Substantially all of this increase was due to interest expense related to higher debt and depreciation expense related to capital additions.

        The Company's effective tax rate was 39.5% of income in the second quarter ended December 31, 1997 and in the second quarter ended December 31, 1996. Net income increased $2,251 from a net loss of $1,049 in the second quarter ended December 31, 1996 to net income of $1,202 in the second quarter ended December 31, 1997. The net loss of $1,049 in the second quarter ended December 31, 1996, included $2,420 for the special charge described earlier. Net income before the special charge, decreased $169 or 12.3% from $1,371 in the second quarter ended December 31, 1996 to $1,202 in the second quarter ended December 31, 1997.

                             SUMMIT CARE CORPORATION
                                    FORM 10-Q

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1996

      Net revenues increased $13,419 or 14.1% from $95,088 for the six months ended December 31, 1996 to $108,507 for the six months ended December 31, 1997. The increase occurred due to the following:

                                                                    AMOUNT        PERCENT
                                                                    ------        -------
        1.     Increased census days and revenue rates            $4,874           36.3%
        2.     Special charge to Medicare revenues                 4,000           29.8
        3.     New beds opened in fiscal years 1997 and 1998       3,973           29.6
        4.     Pharmacy operations                                 1,406           10.5
        5.     Rehabilitative and other specialty services          (834)          (6.2)
                                                                 -------          -----
                                                                 $13,419          100.0%
                                                                 =======          =====

       In December 1996, the Company recorded a special charge of $4,000 against Medicare revenues as a result of adjustments proposed by Medicare in connection with an audit of fiscal 1995, which would have an effect on revenues for that fiscal year, fiscal 1996 and the six months ended December 31, 1996. Average occupancy was 87.2% in the six months ended December 31, 1997 and 84.0% in the six months ended December 31, 1996. Excluding newly constructed beds, the average occupancy was 90.3% in the six months ended December 31, 1997 and 85.9% in the same period last year. The Company's quality mix (revenues from Medicare, managed care and private pay patients as a percentage of gross revenues excluding pharmacy revenues) was 68.3% in the six months ended December 31, 1997 and 69.7% in the six months ended December 31, 1996.

       Expenses, consisting of salaries and benefits, supplies, purchased services, provision for doubtful accounts and other expenses as a percent of net revenues, before the effect of the special charge, increased from 85.9% of net revenues in the six months ended December 31, 1996 to 86.1% in the six months ended December 31, 1997. Total salaries and employee related benefits were 44.0% of net revenues in the six months ended December 31, 1997 compared to 43.8% of net revenues, before the effect of the special charge, in the six months ended December 31, 1996.

                             SUMMIT CARE CORPORATION

                                    FORM 10-Q

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Expenses increased $8,342 or 9.8% from $85,136 in the six months ended December 31, 1996 to $93,478 in the six months ended December 31, 1997 for the following reasons:

                                                                    AMOUNT         PERCENT
                                                                    ------         -------
        1.     Expenses relating to new beds opened
               in fiscal years 1997 and 1998                       $3,232            38.7%
        2.     Salaries and benefits                                2,776            33.3
        3.     Other expenses                                       1,540            18.5
        4.     Rehabilitative and other specialty services            794             9.5
                                                                   ------           -----
                                                                   $8,342           100.0%
                                                                   ======           =====

        Income before rental, depreciation and amortization and interest expense, net of interest income, increased $5,077 or 51.0% from $9,952 in the six months ended December 31, 1996 to $15,029 in the six months ended December 31, 1997 and was 13.9% of net revenues in the six months ended December 31, 1997 compared to 10.5% in the six months ended December 31, 1996 (and 14.1% of net revenues before the special charge to revenues).

        Rent, depreciation and amortization and interest expense, net of interest income, increased by $1,249 or 13.7% from $9,099 in the six months ended December 31, 1996 to $10,348 in the six months ended December 31, 1997. Substantially all of this increase was due to interest expense related to higher debt and depreciation expense related to capital additions.

        The Company's effective tax rate was 39.5% of income in the six months ended December 31, 1997 and in the six months ended December 31, 1996. Net income increased $2,316 from $516 in the six months ended December 31, 1996 to $2,832 in the six months ended December 31, 1997. The net income of $516 for the six months ended December 31, 1996 included $2,420 for the special charge described earlier. Net income before the special charge, decreased $104 or 3.5% from $2,936 in the six months ended December 31, 1996 to $2,832 in the six months ended December 31, 1997.

                             SUMMIT CARE CORPORATION
                                    FORM 10-Q

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Selected statistics are shown below:

                                                 FISCAL
                                          -------------------
                                                                  INCREASE
                                           1998          1997     (DECREASE)
                                          ------         -----     --------
Facilities in operation at:
   September 30                               40           39          1
   December 31                                41           39          2

Nursing center beds at:
   September 30                            4,631        4,629          2
   December 31                             4,872        4,629        243

Assisted living beds at:
   September 30                              475          468          7
   December 31                               475          468          7

Total beds at:
   September 30                            5,106        5,097          9
   December 31                             5,347        5,097        250

Total occupancy:
      First quarter                         87.7%        83.6%       4.1%
      Second quarter                        86.7%        84.4%       2.3%

Nursing center occupancy:
      First quarter                         88.6%        84.1%       4.5%
      Second quarter                        87.5%        84.9%       2.6%

Assisted living center occupancy:
      First quarter                         79.6%        78.7%       0.9%
      Second quarter                        79.5%        79.6%      (0.1)%

Percentage of revenues
   from private, managed care and
   Medicare (quality mix):
      First quarter                         69.1%        69.9%      (0.8)%
      Second quarter                        67.5%        69.5%      (2.0)%

Percentage of revenues from
   Medicaid:
First quarter                               30.9%        30.1%       0.8%
Second quarter                              32.5%        30.5%       2.0%

                             SUMMIT CARE CORPORATION

                                    FORM 10-Q

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


LIQUIDITY AND CAPITAL RESOURCES

   At December 31, 1997, the Company had $1,702 in cash and cash equivalents and working capital of $11,384. During the six months ended December 31, 1997, the Company's cash and cash equivalents decreased by $2,292.

   Net cash provided by operating activities increased $4,230 from $3,563 in the first six months of fiscal 1996 to $7,793 in the first six months of 1997. Net cash provided by operating activities, plus an increase in credit line borrowings outstanding of $9,000 and the acquisition of a capital lease of $5,799, related to the purchase of a skilled nursing care center in McAllen, Texas (see Note 6), were used principally for capital expenditures of $6,706 for existing centers, $10,008 for property and equipment related to the purchase of the skilled nursing care center described above and principal payments on long-term debt of $6,497.

   Accounts receivable increased $2,594 primarily due to payment delays in Medicare and Medicaid. At December 31, 1997, the Company's average accounts receivable days outstanding were 40 compared to 41 days outstanding at June 30, 1997 and December 31, 1996.

   Long-term debt, totaling $129,754 at December 31, 1997, consisted of mortgage indebtedness of $8,083 on three properties, $16,821 on five capitalized leases, $90,850 in senior secured debt, and credit line borrowings of $14,000.

   The Company believes that it has sufficient cash flow from its existing operations and from its bank line of credit to service long-term debt due within one year of $8,956 (the Company intends to borrow this amount against its bank line of credit which has a revolver extending to September 30, 1999 followed by a three year payment period), to make normal recurring capital replacements, additions and improvements of approximately $6,400 planned for the next 12 months, to develop properties over the next 12 months costing approximately $800 and to meet other long-term working capital needs and obligations. The Company expects, on a selective basis, to pursue expansion of its existing centers and the acquisition or development of additional centers in markets where demographics and competitive factors are favorable.

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

RECENT ACCOUNTING PRONOUNCEMENT

   See Note 8 to Consolidated Financial Statements.

                                     PART II

                             SUMMIT CARE CORPORATION

                                OTHER INFORMATION

                                  QUARTER ENDED
                                DECEMBER 31, 1997




Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.45 Limited Liability Company Agreement of APS-Summit Care Pharmacy, L.L.C., dated November 30, 1996.

         10.46 Robert Crone-South Texas Health Care, Inc. Agreement of Purchase and Sale of Assets of Briarcliff Nursing and Rehabilitation Center dated November 24, 1997.

         10.47 Agreement and Plan of Merger Among Summit Care Corporation, Fountain View, Inc., FV-SCC Acquisition Corporation and Heritage Fund II, L.P., dated February 6, 1998.

         10.48 Summit Care Corporation Special Severance Pay Plan dated February 6, 1998.

(b)      Reports on Form 8-K

         On February 11, 1998 the Company filed a current report on Form 8-K with respect to its execution of an Agreement and Plan of Merger Among Summit Care Corporation, Fountain View, Inc., FV-SCC Acquisition Corporation and Heritage Fund II, L.P., dated February 6, 1998.

                             SUMMIT CARE CORPORATION




                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       SUMMIT CARE CORPORATION







Date: February 13, 1998                By:       S/DERWIN L. WILLIAMS
                                           ------------------------------------
                                                   Derwin L. Williams
                                             Sr.Vice President - Finance,
                                             Chief Financial Officer and
                                         Treasurer (Principal Financial Officer)





Date: February 13, 1998                By:       S/JOHN FARBER
                                          -------------------------------------
                                                   John Farber
                                          Vice President - Controller and
                                          Secretary (Principal Accounting
                                          Officer)